Form 10-Q
period 2019-06-30
PROFICIENT ALPHA ACQUISITION CORP
filed 2019-08-14
CIK 1764711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-38925

PROFICIENT ALPHA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Nevada	83-1505892
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Wall St., 29th floor New York, New York 10005
(Address of principal executive offices and zip code)

(917) 289-0932
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PAAC	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	PAACW	The NASDAQ Stock Market LLC
Rights to receive one-tenth (1/10) of one share of Common Stock	PAACR	The NASDAQ Stock Market LLC

Units, each consisting of one share of Common Stock, one Warrant and one Right	PAACU	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No    ☐

As of August 14, 2019, there were 14,467,000 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

PROFICIENT ALPHA ACQUISITION CORP.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”) initially on April 26, 2019, as amended. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Balance Sheets
As of June 30, 2019 and September 30, 2018

	June 30, 2019	September 30, 2018
	(Unaudited)

Assets

Current assets
Cash	$2,178,255	$302,362
Other receivable	219	—
Total current assets	2,178,474	302,362

Government securities held in Trust Account	115,257,848	—

Total assets	$117,436,322	$302,362

Liabilities and Shareholders’ Equity

Current liabilities
Accrued expenses	$23,296	$19,333
Accrued expenses - related parties	14,074	21,323
Total current liabilities	37,370	40,656

Commitments
Common stock subject to possible redemption, 9,730,167 and -0- shares at redemption value as of June 30, 2019 and September 30 2018 respectively	97,301,671	—

Shareholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2019 and September 30, 2018 respectively	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 4,736,833 and 2,875,000 shares issued and outstanding (excluding 9,730,167 and -0- shares subject to possible redemption) as of June 30, 2019 and September 30, 2018, respectively	4,737	2,875
Additional paid-in capital	20,470,694	554,347
Subscription receivable	(10,741)	(182,500)
Accumulated deficits	(367,409)	(113,016)
Total Shareholders’ Equity	20,097,281	261,706

Total Liabilities and Shareholders’ Equity	$117,436,322	$302,362

The accompanying notes are an integral part of these unaudited financial statements

(1)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2019
(Unaudited)

	For the Three Months Ended June 30, 2019	For the Nine Months Ended June 30, 2019

Operating expense
Audit fee	$25,545	$35,545
Officers compensation	64,333	201,852
Legal fees	75,000	100,000
General and administrative expenses	149,433	174,865
Total operating expense	314,311	512,262

Other income
Interest income	21	21
Unrealized gain from the trust account	257,848	257,848
Total other income	257,869	257,869

Net (loss)	(56,442)	(254,393)

Net (loss) per share (1)
Basic and diluted	$(0.08)	$(0.15)

Weighted average number of shares (2)
Basic and diluted	3,433,550	3,059,814

The accompanying notes are an integral part of these unaudited financial statements

(1) Excludes interest income of $218,166 attributable to shares subject to possible redemption

(2) Excludes an aggregate of up to 9,730,167 shares subject to possible redemption at June 30, 2019

(2)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statement of Changes in Stockholders' Equity
For the Nine Months Ended June 30, 2019
(Unaudited)

	Preferred Stock		Common Stock		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable	Deficits	Total
Balance, September 30, 2018	—	$—	2,875,000	$2,875	$554,347	$(182,500)	$(113,016)	$261,706

Common stock issued for services	—	—	—	—	3,334	—	—	3,334

Collection of subscription receivable	—	—	—	—	—	166,250	—	166,250

Net (loss)	—	—	—	—	—	—	(105,100)	(105,100)

Balance, December 31, 2018	—	$—	2,875,000	$2,875	$557,681	$(16,250)	$(218,116)	$326,190

Common stock issued for services	—	—	—	—	3,333	—	—	3,333

Net (loss)	—	—	—	—	—	—	(92,851)	(92,851)

Balance, March 31, 2019	—	$—	2,875,000	$2,875	$561,014	$(16,250)	$(310,967)	$236,672

Common stock issued for services	—	—	92,000	92	3,241	—	—	3,333

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	—	—	11,500,000	11,500	111,823,380	—	—	111,834,880

Sale of 5,375,000 private warrants	—	—	—	—	5,375,000	—	—	5,375,000

Common stock subject to possible redemption	—	—	(9,730,167)	(9,730)	(97,291,941)	—	—	(97,301,671)

Collection of subscription receivable	—	—	—	—	—	5,509	—	5,509

Net (loss)	—	—	—	—	—	—	(56,442)	(56,442)

Balance, June 30, 2019	—	$—	4,736,833	$4,737	$20,470,694	$(10,741)	$(367,409)	$20,097,281

The accompanying notes are an integral part of these unaudited financial statements

(3)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statement of Cash Flows
For the Nine Months Ended June 30, 2019
(Unaudited)

For the Nine Months Ended June 30, 2019

Cash flows from operating activities:
Net (loss)	$(254,393)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for service	10,000
Changes in operating assets and liabilities:
Other receivable	(219)
Accrued expenses	3,963
Accrued expenses - related parties	(7,249)
Net cash (used in) operating activities	(247,898)

Cash flows from investing activities:
Investment in government securities held in Trust Account	(115,257,848)
Net cash (used in) investing activities	(115,257,848)

Cash flows from financing activities:
Collection of subscription receivable	171,759
Proceeds from sale of private warrants	5,375,000
Proceeds from sale of Units, net of underwriting discounts and offering expenses paid	111,834,880
Net cash provided by financing activities	117,381,639

Net increase/(decrease) in cash and cash equivalents	1,875,893

Cash and cash equivalents at the beginning of the period	302,362

Cash and cash equivalents at the end of the period	$2,178,255

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income taxes	$—

The accompanying notes are an integral part of these unaudited financial statements

(4)

PROFICIENT ALPHA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Proficient Alpha Acquisition Corp. (the “Company”) is a blank check company incorporated in Nevada on July 27, 2018. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company may, subject to certain limitations, pursue a Business Combination target with operations or prospects in the financial services sector in China, including Hong Kong, Macau and mainland China.

As of June 30, 2019, the Company had not yet commenced operations. All activity through June 30, 2019 relates to the Company’s formation and its initial public offering (“IPO”), which is described below, and since the closing of the IPO, the search for a target for its Business Combination.

The registration statement for the Company’s IPO was declared effective on May 29, 2019. On June 3, 2019, the Company consummated its IPO of 10,000,000 units (“Units”). Each Unit consists of one share of common stock, $0.001 par value per share (“Common Stock”), one warrant (“Public Warrant”) to purchase one share of Common Stock at an exercise price of $11.50 per share, and one right (“Right”) to receive one-tenth of one share of Common Stock upon consummation of the Company’s initial Business Combination.  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. Pursuant to the Underwriting Agreement, the Company granted the underwriters in the IPO (the “Underwriters”) a 30-day option to purchase up to 1,500,000 additional Units solely to cover over-allotments, if any (the “Over-Allotment Option”); and simultaneously with the consummation of the IPO, the Underwriters exercised the Over-Allotment Option in full, generating additional gross proceeds of $15,000,000 to the Company, which is described in Note 4.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 5,375,000 warrants (“Placement Warrants”) at a price of $1.00 per Placement Warrant, generating total proceeds of $5,375,000, which is described in Note 5.

Following the closing of the IPO on June 3, 2019, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations, as described below.

Transaction costs amounted to $6,600,439, consisting of cash of $2,875,000 of underwriting fees and $290,120 of IPO costs, the fair value of 92,000 shares issued and 920,000 warrants granted to the Underwriters in total amount of $3,435,319 pursuant to the Underwriting Agreement. In addition, $2,177,380 of cash was held outside of the Trust Account and is available for working capital purposes (see Note 9).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and Placement Warrants held outside of the Trust Account. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

(5)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares (as defined below) in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the sponsor, officers, directors and holders of Founder Shares (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 7) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until June 2, 2020 (or December 2, 2020 if the Company extends the period to consummate a Business Combination by the full amount) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the Common Stock sold as part of the Units in the IPO (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account net of interest that may be used by the Company to pay its taxes payable and for dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the cases of clauses (ii) and (iii) to the Company’s obligations under Nevada law to provide for claims of creditors and other requirements of applicable law.

The Initial Stockholders have agreed to (i) waive any and all right, title, interest or claim of any kind the Initial Stockholders may have in the future in or to any distribution of the Trust Account and any remaining net assets of the Company as a result of, or arising out of, any contracts or agreements with the Company and will not seek recourse against the Trust Account for any reason whatsoever; (ii) waive any right to exercise conversion rights with respect to any shares of the Common Stock or Founder Shares owned or to be owned by the Initial Stockholders, directly or indirectly, whether such shares be part of the Founder Shares or shares of Common Stock purchased by the Initial Stockholders in the IPO or in the aftermarket, and each agrees not to seek conversion with respect to such shares in connection with any vote to approve a Business Combination or to sell any such shares in a tender offer undertaken by the Company in connection with a Business Combination; and (iii) not propose, or vote in favor of, an amendment to Article Sixth of the Company’s Amended and Restated Articles of Incorporation, as the same may be amended from time to time, prior to the consummation of a Business Combination unless the Company provides public stockholders with the opportunity to convert their shares of Common Stock upon such approval in accordance with such Article Sixth thereof. In the event that the Company does not consummate a Business Combination and must liquidate and its remaining net assets are insufficient to complete such liquidation, each of the Initial Stockholders agrees to advance such funds necessary to complete such liquidation and agrees not to seek repayment for such expenses.

In order to protect the amounts held in the Trust Account, Mr. Shih-Chung Chou, our sponsor has agreed that he will be personally liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per Public Share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Additionally, the agreement entered into by our sponsor specifically provides for two exceptions to the indemnity he has given: he will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the Underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. The Company will seek to reduce the possibility that Mr. Shih-Chung Chou will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

(6)

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on May 29, 2019, as well as the Company’s Form 8-K, as filed with the SEC on June 7, 2019. The interim results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending September 30, 2019 or for any future interim periods.

NOTE 3. GOVERNMENT SECURITIES HELD IN TRUST ACCOUNT

At June 30, 2019, the assets of $115,257,848 held in the Trust Account were substantially held in U.S. Treasury Bills with maturity of six months. Management elects to measure the government securities at fair value in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 4. INITIAL PUBLIC OFFERING

The registration statement for the Company’s IPO was declared effective on May 29, 2019. On June 3, 2019, the Company consummated its IPO of 10,000,000 Units. Each Unit consists of one share of Common Stock, one Public Warrant to purchase one share of Common Stock at an exercise price of $11.50 per share, and one Right to receive one-tenth of one share of Common Stock upon consummation of the Company’s initial Business Combination.  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. Pursuant to the Underwriting Agreement, the Company granted the Underwriters in the IPO a 30-day Over-Allotment Option to purchase up to 1,500,000 additional Units solely to cover over-allotments, if any; and simultaneously with the consummation of the IPO, the Underwriters exercised the Over-Allotment Option in full, generating additional gross proceeds of $15,000,000 to the Company (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 5,375,000 Placement Warrants at a price of $1.00 per Placement Warrant, generating total proceeds of $5,375,000. The Placement Warrants, which were purchased by Mr. Shih-Chung Chou, our sponsor, are substantially similar to the Public Warrants, except that if held by the sponsor or his permitted transferees, the Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company’s initial Business Combination.  If the Placement Warrants are held by holders other than sponsor or his permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Public Warrants. The proceeds from the Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Warrants will expire worthless.

NOTE 6. ACCRUED EXPENSES

As of June 30, 2019, the Company had accrued expenses of $23,296, of which $4,963 was due primarily to the outstanding balance on a credit card, and $18,333 was in connection with the accrued compensation to the Company’s independent directors. Pursuant to the executed offer letters, the Company agreed to pay the Company’s independent directors, respectively, $2,000 in cash per month starting from August 1, 2018, plus 25,000 to 50,000 shares of Common Stock, which will be issued within 10 days after the completion date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $30,000 at its fair value and amortized pro rata within 18 months. Total 150,000 shares of Common Stock to independent directors are not issued within 10 days after the completion date of the initial Business Combination. Accordingly, the Company recorded $18,333 as accrued expenses.

(7)

NOTE 7. RELATED PARTY TRANSACTIONS

Founder Shares

As of June 30, 2019, 2,875,000 shares of the Company (“Founder Shares”) were issued to the stockholders prior to the date of the prospectus for an aggregate amount of $575,000, including cash of $555,000 and $20,000 prepaid expenses to the management of the Company. The 2,875,000 Founder Shares include an aggregate of up 375,000 shares held by the sponsor subject to forfeiture to the extent that the Underwriters’ Over-Allotment Option is not exercised in full or in part, so that the Initial Stockholders will own 20% of the Company’s issued and outstanding shares after the IPO. Simultaneously with the consummation of the IPO, the Underwriters exercised the Over-Allotment Option in full. As a result, the 375,000 shares held by the sponsor were no longer subject to forfeiture. As of June 30, 2019, the Company had subscription receivable of $10,741.

Simultaneously with the closing of the IPO, the Founder Shares were placed into an escrow account maintained in New York, New York by American Stock Transfer& Trust Company LLC, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of our initial Business Combination or (ii) the date on which the closing price of our Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial Business Combination, or earlier, in either case, if, subsequent to our initial Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. The limited exceptions include transfers, assignments or sales (i) to our officers, directors, consultants, advisors or their affiliates, (ii) to an entity’s members, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial Business Combination, or (vii) by private sales made at or prior to the consummation of a Business Combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions.

Our Initial Stockholders have agreed to (i) waive any and all right, title, interest or claim of any kind our Initial Stockholders may have in the future in or to any distribution of the Trust Account and any remaining net assets of the Company as a result of, or arising out of, any contracts or agreements with the Company and will not seek recourse against the Trust Account for any reason whatsoever; (ii) waive any right to exercise conversion rights with respect to any shares of the Common Stock or Founder Shares owned or to be owned by our Initial Stockholders, directly or indirectly, whether such shares be part of the Founder Shares or shares of Common Stock purchased by our Initial Stockholders in the IPO or in the aftermarket, and each agrees not to seek conversion with respect to such shares in connection with any vote to approve a Business Combination or to sell any such shares in a tender offer undertaken by the Company in connection with a Business Combination; and (iii) not propose, or vote in favor of, an amendment to Article Sixth of the Company’s Amended and Restated Articles of Incorporation, as the same may be amended from time to time, prior to the consummation of a Business Combination unless the Company provides public stockholders with the opportunity to convert their shares of Common Stock upon such approval in accordance with such Article Sixth thereof. In the event that the Company does not consummate a Business Combination and must liquidate and its remaining net assets are insufficient to complete such liquidation, each of the Initial Stockholders agrees to advance such funds necessary to complete such liquidation and agrees not to seek repayment for such expenses.

Accrued Expenses – Related Parties

As of June 30, 2019, the Company had $14,074 due to related parties in connection with the accrued compensation to the Company’s management and directors. Pursuant to the executed offer letters, the Company agreed to pay the Company’s then Co-Chief Executive Officer and Chief Financial Officer, $2,000 and $5,000 in cash per month starting from February 1, 2019 and August 1, 2018, respectively, and 50,000 Founder Shares each, and agreed to pay the Company’s director $2,000 in cash per month starting from August 1, 2018, plus an aggregate of 100,000 shares of Common Stock, which will be issued within 10 days after the completion date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $40,000 at its fair value and amortized pro rata within 18 months. A total of 100,000 shares were issued to the then Co-Chief Executive Officer and Chief Financial Officer and a total of 100,000 shares are to be issued to the directors within 10 days after the completion of the initial Business Combination.

On March 20, 2019, the Company entered into an offer letter with Mr. Kin Sze, our Co-Chief Executive Officer, President and Secretary, pursuant to which, the Company agreed to issue to Mr. Sze 50,000 shares of Common Stock for his services during a period of 18 months starting from March 20, 2019. The 50,000 shares will be issued within 10 days after the completion date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $10,000 at its fair value and amortized pro rata within 18 months.

On June 28, 2019, Mr. Wei Fan, our Co-Chief Executive Officer resigned from his positions as Co-Chief Executive Officer and member of the Board of Directors (the "Board") of the Company for his personal reasons. As a result, Mr. Kin Sze became the sole Chief Executive Officer of the Company and was appointed to fill the vacancy on the Board created by Mr. Fan's resignation. In lieu of the payment of $2,000 monthly cash compensation to Mr. Fan, the Board approved the payment of such compensation to Mr. Sze. Mr. Fan also agreed to transfer his 50,000 Founder Shares to Mr. Sze upon resignation. The shares transfer is processing.

The unrecognized stock-based compensation was $7,778 as of June 30, 2019.

(8)

NOTE 8. NET LOSS PER COMMON STOCK

Net loss per Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. 9,730,167 shares of Common Stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the IPO and private placement to purchase 5,375,000 warrants and (2) warrants to purchase 920,000 shares of Common Stock granted to the Underwriters, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of Common Stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net income/loss per share of Common Stock

The Company’s net loss is adjusted for the portion of income/loss that is attributable to Common Stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per share of Common Stock is calculated as follows:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Net loss	$(56,442)	$(254,393)
Less: Income attributable to Common Stock subject to redemption	(218,166)	(218,166)
Adjusted net loss	(274,608)	(472,559)

Weighted average shares outstanding, basic and diluted	3,433,550	3,059,814

Basic and diluted net loss per share of Common Stock	$(0.08)	$(0.15)

(9)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on May 29, 2019, the holders of the Founder Shares, Placement Warrants (and their underlying securities), and the Working Capital Warrants, if any (and their underlying securities) (“Registrable Securities”), are entitled to registration rights. The holders of a majority of these Registrable Securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the shares of Common Stock are to be released from escrow. The holders of a majority of the Placement Warrants and Working Capital Warrants (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Any demand for a Registration (“Demand Registration”) shall specify the number of shares of Registrable Securities proposed to be sold and the intended method(s) of distribution thereof. The Company will within 10 days of the Company’s receipt of the Demand Registration notify all holders of Registrable Securities of the demand, and each holder of Registrable Securities who wishes to include all or a portion of such holder’s Registrable Securities in the Demand Registration shall so notify the Company within ten (10) days after the receipt by the holder of the notice from the Company. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the Underwriters a 30-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions. Simultaneously with the consummation of the IPO, the Underwriters exercised the Over-Allotment Option in full, generating additional gross proceeds of $15,000,000 to the Company.

The Underwriters were paid a cash underwriting discount of two and one-half percent (2.5%) of the gross proceeds of the IPO and exercise of the Over-Allotment Option, or $2,875,000.

As additional consideration, on June 3, 2019, the Company issued to the Underwriters a number of shares of Common Stock equal to 0.8% of the shares of Common Stock contained in the Units sold in the Offering, or 92,000 shares (excluding any shares of Common Stock underlying the Warrants and the Rights contained in the Units) (the “Representative’s Shares”). The Underwriters agreed not to transfer, assign or sell any of the Representative’s Shares without the Company’s prior written consent until the completion of the Business Combination. The Underwriters agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination by June 2, 2020 (or December 2, 2020 if the Company extends the period of time to consummate a Business Combination). There are significant restrictions against transferring the Representative’s Shares during the first six (6) months after the IPO. Based on the IPO price of $10.00 per Unit, the fair value of the 92,000 shares of Common Stock was $920,000, which was an expense of the IPO resulting in a charge directly to stockholders’ equity upon the completion of the IPO.

As additional consideration, the Company granted the Underwriters on June 3, 2019 a warrant (the “Representative’s Warrant”) for the purchase of 8.0% of the shares of Common Stock contained in the Units sold in the Offering, or 920,000 warrants (excluding any shares of Common Stock underlying the Warrants and the Rights contained in the Units) (the “Representative’s Warrant Shares”). The Representative’s Warrants shall be exercisable, in whole or in part, commencing the later of (i) the closing of the Business Combination, or (ii) one-year from May 29, 2019 (the “Effective Date”), and expiring five (5) years from the Effective Date, for cash or on a cashless basis, at an initial exercise price of $12.00 per Representative’s Warrant Share, which is equal to 120% of the IPO price of a Unit. There are significant restrictions against transferring the Representative’s Warrants during the first six (6) months after the Effective Date. The Company accounted for the 920,000 warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The fair value of Representative’s Warrants was estimated to be approximately $2,515,319 (or $2.73 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative’s Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.83% and (3) expected life of five years. The Representative’s Warrants and the shares of Common Stock underlying Representative’s Warrants have been deemed compensation by FINRA and are therefore subject to a 360-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s Conduct Rules. Additionally, the Representative’s Warrants may not be sold, transferred, assigned, pledged or hypothecated for a one-year period following the date of IPO except to any Underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Representative’s Warrants grants to holders demand and “piggy back” rights for a period of seven years from the Effective Date with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Representative’s Warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative’s Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative’s Warrants will not be adjusted for issuances of Common Stock at a price below its exercise price.

Business Combination Marketing Agreement

The Company has engaged I-Bankers Securities, Inc. (“IBS”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay IBS a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds received by the Company from the sale of the Units in the IPO that are not redeemed by stockholders in connection with the initial Business Combination completed by the Company (the “Fee”); provided the minimum Fee shall not be less than $1,500,000. The Fee shall be due and payable at the closing of the Business Combination (“Closing”). If a proposed Business Combination is not consummated for any reason, no Fee shall be due or payable. At the Closing, the Company shall reimburse IBS for all reasonable and documented costs and expenses incurred by IBS (including reasonable fees and disbursements of counsel) in connection with the performance of the services set forth in the Business Combination Marketing Agreement; provided, however, any costs and/or expenses in excess of $5,000 in the aggregate shall be subject to the Company’s prior written approval, which approval will not be unreasonably withheld. The expenses and costs will be charged at cost without markup.

(10)

NOTE 10. STOCKHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of Preferred Stock, par value of $0.001 each, with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2019 and September 30, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock - The Company is authorized to issue a total of 150,000,000 shares of Common Stock, par value of $0.001 each. Holders of the Company’s Common Stock are entitled to one vote for each share. As of June 30, 2019 and September 30, 2018, there were 4,736,833 and 2,875,000 shares of Common Stock issued and outstanding (excluding 9,730,167 and -0- shares of Common Stock subject to possible redemption), respectively.

Warrants —The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common Stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

●	If, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants.

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Placement Warrants and the Common Stock issuable upon the exercise of the Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation, and the following:

If, in connection with the closing of the Business Combination, (x) the Company issues additional shares of Common Stock or securities of the Company which are convertible into, or exchangeable or exercisable for, shares of Common Stock, at an issue price or effective issue price of less than $9.20 per share of Common Stock, with such issue price or effective issue price to be determined in good faith by the Board of Directors of the Company (and in the case of any such issuance to the sponsor or its affiliates, without taking into account any shares of Common Stock of the Company issued prior to the IPO and held by them, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share of Common Stock, the exercise price of Public Warrants and Placement Warrants shall be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

Additionally, in no event will the Company be required to net cash settle the warrants. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

(11)

NOTE 11. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and September 30, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	September 30, 2018
Assets:
Government securities held in Trust Account	1	$115,257,848	$—

NOTE 12. SUBSEQUENT EVENTS

On July 24, 2019, the Company and Mr. Shih-Chung Chou, our sponsor, entered into an unsecured promissory note (the “Note”) for a principal amount of up to $800,000 to be used by the Company for working capital purposes.  Pursuant to the terms of the Note, the sponsor will loan to the Company up to a total of $800,000, in the event that the Company’s cash held outside of its trust account is less than $150,000. The Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination and the date of the winding up of the Company.

(12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Proficient Alpha Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Mr. Shih-Chung Chou. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on July 27, 2018 as a Nevada corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. Our initial combination and value creation strategy is to identify, acquire and, after our initial Business Combination target, assist in the growth of a business which provides financial services in Asia, primarily China. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the Placement Warrants that occurred simultaneously with the completion of the IPO, our capital stock, debt or a combination of cash, stock and debt. We have until June 2, 2020 (or December 2, 2020 if we extend the period to consummate a Business Combination by the full amount) to complete a Business Combination.

The issuance of additional shares of Common Stock or preferred stock:

●	may significantly reduce the equity interest of our stockholders;
●	may subordinate the rights of holders of shares of Common Stock if we issue shares of preferred stock with rights senior to those afforded to our shares of Common Stock;
●	will likely cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2019 were organizational activities and those necessary to prepare for our IPO, described below, and since the IPO, identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities. During the three and nine months ended June 30, 2019, we had interest income of $257,869 due to the investment of net proceeds held in the Trust Account, which was invested in U.S. government treasury bills with a maturity of 180 days or less.

(13)

Operating Expenses

We had operating expenses of $314,311 and $512,262 for the three and nine months ended June 30, 2019, respectively. During the three and nine months ended June 30, 2019, operating expenses were primarily due to audit fees of $25,545 and $35,545, respectively, legal fees of $75,000 and $100,000, respectively, general and administrative expenses of $149,433 and $174,865, respectively, and officers’ compensation of $64,333 and $201,852, respectively, of which $3,333 and $10,000, respectively, were in connection with stock issuances to our then Co-Chief Executive Officer and Chief Financial Officer. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s then Co-Chief Executive Officer $2,000 in cash per month and 50,000 Founder Shares, and pay the Company’s then Chief Financial Officer $5,000 in cash per month and 50,000 Founder Shares. The total 100,000 Founder Shares were issued in September of 2018. Accordingly, we recognized stock-based compensation of $3,333 and $10,000, respectively, during the three and nine months ended June 30, 2019 to the statement of operations. The unrecognized stock-based compensation was $7,778 as of June 30, 2019.

On June 28, 2019, Mr. Wei Fan, our Co-Chief Executive Officer resigned from his positions as Co-Chief Executive Officer and member of the Board of the Company for his personal reasons. As a result, Mr. Kin Sze became the sole Chief Executive Officer of the Company and was appointed to fill the vacancy on the Board created by Mr. Fan’s resignation. In lieu of the payment of $2,000 monthly cash compensation to Mr. Fan, the Board approved the payment of such compensation to Mr. Sze. Mr. Fan also agreed to transfer his 50,000 Founder Shares to Mr. Sze upon resignation. The shares transfer is processing.

We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. However, our operating expenses are difficult to predict due to the uncertainty of the Business Combination, and it may be necessary to continuously raise additional capital to sustain operations.

For the three and nine months ended June 30, 2019, we had net loss of $56,442 and $254,393, respectively, which consists of operating costs of $314,311 and $512,262, respectively, offset by interest income on marketable securities held in the Trust Account of $257,869.

Liquidity and Capital Resources

On June 3, 2019, we consummated the IPO of 10,000,000 Units, plus 1,500,000 additional Units pursuant to the full exercise of the Over-Allotment Option by the Underwriter, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,375,000 Placement Warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,375,000.

Following the IPO and the exercise of the Over-Allotment Option in full, a total of $115,000,000 was placed in the Trust Account. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO. Offering costs amounting to $6,600,439, consisting of cash of $2,875,000 of underwriting fees and $290,120 of IPO costs, the fair value of 92,000 shares issued and 920,000 warrants granted to the Underwriters in total amount of $3,435,319 pursuant to the Underwriting Agreement, which were charged to stockholders’ equity upon the completion of the IPO.

As of June 30, 2019, we had cash and government securities held in the Trust Account of $115,257,848 (including approximately unrealized gain of $257,848), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account.

For the nine months ended June 30, 2019, cash used in operating activities amounted to $247,898, mainly resulting from operating loss of $512,262, offset by interest earned on marketable securities held in the Trust Account of $257,869, and non-cash expenses of $10,000 due to the stock based compensation to our then Co-Chief Executive Officer and Chief Financial Officer.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2019, we had cash of $2,178,255 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our sponsor or certain of our officers, directors or affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We cannot provide any assurance that financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

(14)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than agreements to pay our Directors and Officers a monthly fee of total $17,000 for administrative support provided to the Company. We began incurring these fees on August 1, 2018 and will continue to incur these fees monthly for a period of 18 months.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our Common Stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Common Stocks are classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2019, the Common Stocks subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

(15)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of our IPO and the sale of the Placement Warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective since we did not have adequate segregation of duties within account processes due to limited personnel.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(16)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement on Form S-1 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statement on Form S-1 filed with the SEC initially on April 26, 2019, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Following the closing of the IPO (including the exercise of the Underwriters’ Over-Allotment Option and concurrent Private Placement), $115,000,000 (or $10.00 per unit sold in the IPO) was placed in the Trust Account. As of June 30, 2019, cash held outside the Trust Account was $2,178,255. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the IPO, we paid a total of $2,875,000 in underwriting discounts and commissions and $290,120 for other costs and expenses related to the IPO.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

(17)

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFICIENT ALPHA ACQUISITION CORP.

Date: August 14, 2019	By:	/s/ Kin Sze
Name: Kin Sze
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Weixuan Luo
Name: Weixuan Luo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

(19)