Form 10-K
period 2019-09-30
PROFICIENT ALPHA ACQUISITION CORP
filed 2019-12-30
CIK 1764711

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38925

PROFICIENT ALPHA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Nevada	83-1505892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall St., 29th Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 289-0932

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PAAC	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	PAACW	The NASDAQ Stock Market LLC
Rights to receive one-tenth (1/10) of one share of Common Stock	PAACR	The NASDAQ Stock Market LLC

Units, each consisting of one share of Common Stock, one Warrant and one Right	PAACU	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Capital Market on May 30, 2019, and the registrant’s common stock, warrants and rights commenced separate public trading on the Nasdaq Capital Market on June 20, 2019. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on September 30, 2019, as reported on the Nasdaq Capital Market, was $129,626,347.78. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 30, 2019, there were 14,467,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

(1)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

(2)

PART I

ITEM 1.	BUSINESS

References in this report to “we,” “us” or “our company” refer to Proficient Alpha Acquisition Corp. References in this report to our “public shares” are to shares of our common stock sold as part of the units sold in our initial public offering (whether they were purchased in such offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares. References to “initial stockholders” refer to the holders of our founders’ shares, including our sponsor, officers and directors. References in this report to our “management” or our “management team” refer to our officers and directors. References to our “sponsor” refer to Mr. Shih-Chung Chou.

General

We are a blank check company formed as a Nevada corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination.

We currently intend to concentrate our efforts in identifying businesses which provide financial services in Asia, primarily mainland China and Hong Kong. Our emphasis is on businesses that provide financial services, brokerage and trading, asset management, underwriting and investment advisory, financing, payment processing, financial technology and other financial services related targets. However, we are not limited to these industries and we may pursue a business combination opportunity in any business or industry we choose and we may pursue a company with operations or opportunities outside of China. We intend to acquire established businesses that we believe are fundamentally sound, with sound corporate governance, profound and stable operation history, motivated and capable management team, sustainable growth strategy, clear and scalable business model, and systematic advantages, but need financial, operational, strategic or managerial assistance to maximize value. We do not intend to acquire start-up companies, companies with speculative business plans or companies that are excessively leveraged. We intend to focus on seeking and consummating a business combination with a company or companies having an enterprise value between US$200 million and US$400 million.

(3)

Business Strategy

We are seeking to capitalize on the experiences and network of our management team to identify, evaluate and acquire an operating financial services business in Asia, primarily China. We believe the financial services industry in Asia/China represents a particularly attractive deal sourcing environment that allows us to leverage our team’s skill sets and experience to identify a business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by the following trends:

•	High Growth in the Financial Services Industry in China. The total Asset Under Management (“AUM”) has increased rapidly in China. According to a Casey Quick research report, China will soon become the world’s second largest asset management market. The Chinese asset management industry will account for nearly half of global net asset flows by 2019 and has experienced a sustained period of growth. By 2030, China’s asset management is expected to exceed US$17 trillion. In the financial technology space in particular, since 2010, the average annual growth rate of China’s third-party payment market has been growing more than 50% per annum, and China has become the global leader in such sector.

•	Relaxing Restrictions on Foreign Ownership of Chinese Securities Companies. The measures issued by the China Securities Regulatory Commission in 2017 have opened up the securities industry to foreigners, by allowing foreign investors to become controlling shareholders of China based securities companies. China has committed to increase the foreign ownership upper limit in securities companies, whether held directly or indirectly, and on a single entity or aggregated basis, to 51% since 2017. Moreover, three years after the above measures have been implemented, any remaining limit on foreign ownership will be removed. The proposed amendments to the existing rules included in the measures are primarily intended to honor such commitment. The new measures are intended to drive greater foreign investment in China.

•	Mobile and Online Asset Management Platforms. These platforms help companies and investors connect with each other in investment markets. Demand for customer interactions and service delivery will gradually be realized through networks and mobile channels. Investors will have better accessibility and more choices of investment tools and projects. Companies will be able to structure financing tools to meet their needs and attract more investors. Middle-class and general market investors will benefit from more personalized services and advice. Individual investors gain more control over investment decisions. Customers gain greater visibility and easier adjustments related to their investments. Automation technology extends sophisticated allocation services to individuals and institutional investors. Investment funds are allocated to match suitable investment opportunities with prospects. As the involvement of the financial agents decreases, the investment cost for investors decreases.

•	Mobile Payment Tools. China fintech giants make cashless society a reality by providing mobility payment platforms. Integrated mobile technologies change consumer needs and behavior. More consumers will use digital payment methods instead of cash, even for small transactions. Incentives are given to encourage consumers to use mobile payments. Transaction amounts have been increasing. Through analyzing payment transaction data, financial service providers are able to predict future consumer trend and deliver tailor made services. Geotags, biometrics and tokens protect all transaction parties by avoiding fraud. With the increase of new solutions, transaction costs decrease.

•	The Belt and Road Initiative. The political and economic policy first proposed by President Xi Jin Ping in 2013, provides foreign enterprises, inter alia, more cross-border investments opportunities; promotes internationalization of RMB; provides new investment directions and structures; and expands offshore business for financial services companies.

•	Closer Economic Partnership Arrangement. We believe free trade agreements have caused Hong Kong to invest further in the mainland and has promoted more of Hong Kong’s financial services industry into mainland and overseas and enhances Hong Kong as an international finance center. Various economic incentives, similar to those mentioned above, are encouraging greater economic activity between Hong Kong and mainland China in institutional and retail capacity. Tax incentives also encourage Hong Kong financial services companies to enter the mainland China market.

•	Guangdong-HK-Macau Great Bay Area. The national strategy supports a balanced and sustainable growth of financial services industries by leveraging regional resources, addressing the unmet needs, combined with regulatory facilitation and easy access to capital. It also captures opportunities brought by the Belt & Road Initiative.

•	Hong Kong Listing Regime Reform. An initiative from Hong Kong Stock Exchange allows alternative listing methods and a variety of listing structures, attracting more corporations to list in Hong Kong. The reforms are: allowing initial public offerings of non-profit biotech companies, initial public offering of weighted voting right structure companies and secondary listings of innovative companies. The unique stock connect collaboration between Hong Kong, Shanghai and Shenzhen stock exchanges allows international and mainland Chinese investors to trade securities in each other’s markets through the trading and clearing facilities of their home exchange. The scheme now covers over 2,000 eligible equities.

(4)

Competitive Strengths

We believe we have the following competitive strengths:

•	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry, our management team members have developed a broad array of contacts in the industry. We believe that these contacts will be important in generating acquisition opportunities for us.

•	Strong Financial Position and Flexibility. With funds in the trust account of approximately $115,000,000 available to use for a business combination (assuming no stockholder seeks conversion of their shares or seeks to sell their shares to us in a tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

•	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Acquisition Criteria

We are seeking to capitalize on the significant financial services from our management team and our board of directors to identify, evaluate and acquire operating financial services business in Asia, primarily China. We have identified the following criteria that we use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

•	History of free cash flow generation. We are seeking to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

•	Strong management team. We are seeking to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

•	Opportunities for expansion. We are seeking to acquire one or more businesses or assets with a sustainable and clear scalable business model that we can grow both organically and through acquisitions. We believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

•	Diversified customer and supplier base. We are seeking to acquire one or more businesses or assets that have a diversified customer and supplier base, with systematic advantages which are generally able to employ risk management measures to endure economic downturns, industry consolidation, changing business preferences and other unfavorable business environments that may negatively impact their customers, suppliers and competitors.

(5)

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until the closing of our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and a private placement of private warrants that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Accordingly, investors in our initial public offering invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only one single business combination.

We will have until June 3, 2020 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by June 3, 2020, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (up until December 3, 2020). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company on May 29, 2019, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon advance notice prior to the applicable deadline, must deposit into the trust account $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $2,300,000, or $0.20 per share, if we extend for the full six months). In the event that we receive notice from our sponsor prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitation that a target business has a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for our public stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

(6)

Sources of Target Businesses

We expect to evaluate opportunities that are sourced through the relationship networks of our management team, which includes numerous entrepreneurs, management teams, intermediaries and venture capital funds.

Our management team has considerable expertise in the evaluation of financial services investments.

We believe based on our management team’s business knowledge and experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our management team. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources may have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. They must present to us all target business opportunities that have a fair market value equal to at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the monthly fees payable and equity awards to officers and directors for their services to us as described elsewhere in this report, and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, initial stockholders, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Our stockholders may not be provided with a copy of such opinion and they may not be able to rely on such opinion.

Selection of a Target Business and Structuring of a Business Combination

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitations that a target business has a fair market value equal to at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Acquisition Criteria,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except that we will not invest in an entity or assets which violate, or aid and abet the violation, of federal law.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

(7)

Alternative Structures to Comply with Regulations in Certain Chinese Industries

We may need to adopt alternative structures in the event that we elect to acquire a target company in certain Chinese industries. The Chinese government has restricted or limited direct foreign ownership of certain kinds of assets and companies operating in a wide variety of industries, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers. The Chinese government may apply these restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in China and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties which could, for example, result in a structure where, in exchange for our payment of the acquisition consideration, the target business would be majority or wholly owned by Chinese residents whom we designate, and the target business would continue to hold the requisite licenses necessary to operate its business. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to secure for us economic benefits and to assume risk of losses and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties.

For example, these contracts could result in a structure where, in exchange for our payment of the acquisition consideration: (i) the target company would be majority owned by Chinese residents who would be likely designated by us and the target company would continue to hold the requisite licenses for the target business and (ii) we would establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target company in exchange for fees, which would transfer to us substantially all of the economic benefits of ownership of the target company.

These contractual arrangements would be designed to provide the following:

•	Our exercise of effective control over the target company;

•	We will assume economic benefits and risk of losses of the target company that are substantially similar to full ownership;

•	The stockholders of the target company would grant us a pledged interest in all of the issued and outstanding interests of the target company, including the right to vote such shares, as security for the performance of the target company’s obligations under the contractual arrangements;

•	The stockholders of the target company would grant us an irrevocable proxy for the maximum period permitted by law, to vote the stockholders’ shares in the target company in such manner and for or against such proposals as we may determine; and

•	We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the target company owned by the Chinese residents whom we designate, or all or part of the assets of the target company, in each case when and to the extent permitted by Chinese regulations.

While we cannot predict the terms of any such contract that we will be able to negotiate, at a minimum, any contractual arrangement would need to provide us with effective control over the target’s operations and management either directly through board control or through affirmative and/or negative covenants and veto rights with respect to matters such as entry into material agreements, management changes and issuance of debt or equity securities, among other potential control provisions. We have not, however, established specific provisions which must be in an agreement in order to meet the definition of business combination.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under Chinese law and regulation. If we choose to effect our initial business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership through a merger or shares exchange. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

While we believe under such contractual arrangement, we will be considered the primary beneficiary and be able to consolidate financial results of the target company in our consolidated financial statements. In the event that in the future generally accepted accounting policies in the United States and the U.S. Securities and Exchange Commission (the “SEC”) accounting regulations change and we are deemed not to be the primary beneficiary by controlling the target company through such contractual arrangement, we would not be able to consolidate line by line the target company’s financial results in our consolidated financial statements.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control over the target business.

We are, unable to determine at this time what form an acquisition of a target business will take.

(8)

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of any target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine the fair market value of the target business or businesses or if we seek to consummate an initial business combination with an entity that is affiliated with any of our sponsor, initial stockholders, officers or directors, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion and they may not be able to rely on such opinion.

We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. We will be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition. We expect to complete only one single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only one single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

(9)

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In the event that we determine to conduct a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time) in order to be able to receive a pro rata share of the trust account.

Our initial stockholders have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founders’ shares, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need only 4,266,501, or approximately 37.1%, of the 11,500,000 public shares to be voted in favor of a transaction in order to have our initial business combination approved (assuming (i) all shares were present and entitled to vote at the meeting and (ii) that the 92,000 shares issued to the representative of the underwriters are issued and outstanding and voted in favor of the business combination).

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote.  It is anticipated that our officers, directors, sponsor or their affiliates would approach a limited number of large holders that have voted against the proposed business combination and/or sought redemption of their shares, or that have indicated an intention to do so, and engage in direct negotiations for the purchase of such holders’ positions. It is likely that our officers, directors, sponsor or their affiliates would approach only those holders that have submitted votes via proxy although it is possible that it could be from a holder that submitted a vote at the meeting. It is anticipated that all holders approached in this manner would be institutional or sophisticated holders. In the event such transactions take place, other than on a Current Report on Form 8-K, we will issue a press release announcing such transactions. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

(10)

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

We may also require public stockholders seeking conversion, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Ability to Extend Time to Complete Business Combination

We will have until June 3, 2020 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by June 3, 2020, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (up until December 3, 2020). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement to be entered into between us and American Stock Transfer & Trust Company on May 29, 2019, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon advance notice prior to the applicable deadline, must deposit into the trust account $1,150,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $2,300,000, or $0.20 per share, if we extend for the full six months). In the event that we receive notice from our sponsor prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

(11)

Liquidation if No Business Combination

Our amended and restated articles of incorporation provides that we will have only until June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time) to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, executive officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination until June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

Under Section 78.597 of the Nevada Revised Statutes, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. There is a statute of limitations of 2 years after the date of the dissolution with respect to any remedy or cause of action in which the plaintiff learns, or in the exercise of reasonable diligence should have learned of, the underlying facts on or before the date of dissolution, or within 3 years after the date of dissolution with respect to any other remedy or cause of action. (NRS 78.585). The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Nevada law.

If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time), and, therefore, prior to the running of the applicable statute of limitations. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend until June 3, 2022 (or December 3, 2022 if we extend the period of time to consummate a business combination by the full amount of time).

However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be personally liable to ensure that the proceeds in the trust account are not reduced below $10.00 per public share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by our sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses).

(12)

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares and the shares of common stock underlying the private warrants have waived their rights to participate in any liquidation distribution with respect to such founders’ shares. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the required time period, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account.

The holders of the founders’ shares or shares of common stock underlying the private warrants will not participate in any redemption distribution from our trust account with respect to such founders’ shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after twenty-four months from May 29, 2019, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

(13)

Amended and Restated Articles of Incorporation

Our amended and restated articles of incorporation contain certain requirements and restrictions relating to our initial public offering that applies to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated articles of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time), we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, or director, or any other person. Our sponsor, initial stockholders, officers and directors, and other holders of our private warrants have agreed to waive any conversion rights with respect to any founders’ shares, shares of common stock underlying the private warrants and any public shares they may hold in connection with any vote to amend our amended and restated articles of incorporation. Specifically, our amended and restated articles of incorporation provide, among other things, that:

•	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•	if our initial business combination is not consummated by June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time), then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

•	upon the consummation of our initial public offering, $115.0 million was placed into the trust account;

•	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

•	our outstanding warrants and rights and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

(14)

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. Our executive officers devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited beginning with our Annual Report on Form 10-K for the year ending September 30, 2020 as required by the Sarbanes-Oxley Act . A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

(15)

ITEM 1A.	RISK FACTORS

You should consider carefully the risk factors described below, together with the other information contained in this report, including the financial statements and the notes thereto. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Associated with Our Business

We are a company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time) before receiving distributions from the trust account.

We have until June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated articles of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, warrants or rights, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed (i) to vote any of the founders’ shares held by the initial stockholders in favor of any proposed business combination, (ii) not to convert any such shares in connection with a stockholder vote to approve a proposed initial business combination and (iii) not to sell any such shares to us in a tender offer in connection with any proposed business combination. As a result, we would need only 4,266,501, or approximately 37.1%, of the 11,500,000 public shares to be voted in favor of a transaction in order to have our initial business combination approved (assuming (i) all shares were present and entitled to vote at the meeting and (ii) that the 92,000 shares issued to the representative of the underwriters are issued and outstanding and are voted in favor of the business combination).  Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote the founders’ shares in accordance with the majority of the votes cast by our public stockholders.

(16)

You will not be entitled to protections normally afforded to investors of blank check companies.

We are deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder or a “group” of stockholders holding a substantial portion of our common stock may influence our ability to complete our business combination.

Unlike other blank check companies, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated articles of incorporation does not provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), holding in excess of a certain percentage of shares offered in our initial public offering will be restricted from seeking redemption rights with respect to any shares they hold in excess of such percentage. The ability of any such stockholder to redeem all their shares will increase their influence over our ability to complete our business combination and could make it more difficult for us to complete such business combination.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this report would be rendered irrelevant and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this report although we have no current intention to do so. For instance, we currently anticipate acquiring a target business with a consistent historical financial performance. However, we are not obligated to do so and may determine to merge with or acquire a company with no operating history if the terms of the transaction are determined by us to be favorable to our public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this report would be rendered irrelevant. We could also seek to amend our amended and restated articles of incorporation to provide us with more time to complete an initial business combination. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated articles of incorporation authorize the issuance of up to 150,000,000 shares of common stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share. There are currently 116,288,000 authorized but unissued shares of common stock available for issuance, which amount takes into account 17,795,000 shares reserved for issuance upon exercise of outstanding warrants (including the private warrants and the underwriters’ warrants), 1,150,000 shares issuable upon conversion of the rights and the 300,000 shares issuable to Kin Sze, Chief Executive Officer, President and Secretary, and certain directors within 10 days following the business combination. Currently, there are no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

(17)

If the proceeds of our initial public offering not being held in trust are insufficient to allow us to operate until June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time), we may be unable to complete a business combination.

If we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, initial stockholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. On July 24, 2019, we issued an unsecured promissory note to the sponsor for a principal amount of up to $800,000 for working capital purposes. Pursuant to the note, the sponsor agreed to loan to us up to a total of $800,000 in the event our cash held outside of the trust account is less than $150,000.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per public share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00 (subject to increase of up to an additional $0.20 per share in the event that our sponsor elects to extend the period of time to consummate a business combination by the full six months, as described in more detail in this report). We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We have not asked our sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated articles of incorporation provide that we will continue in existence only until June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

(18)

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants issued in our initial public offering, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants issued in our initial public offering at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants issued in our initial public offering is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants issued in our initial public offering until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants issued in our initial public offering.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants and/or rights reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold and may be subject to redemption.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights are issued in registered form under a rights agreement between American Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Because we are not limited to a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business, although we intend to focus on companies which provide financial services in Asia, primarily China. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

(19)

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose, although we intend to focus on companies which provide financial services in Asia, primarily China. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Each of our employees devotes such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor, initial stockholders, officers and directors, have agreed to waive their right to convert their founders’ shares or any other shares purchased in our initial public offering or thereafter, or to receive distributions from the trust account with respect to their founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our initial public offering, as well as the private warrants and the securities underlying the private warrants, will be worthless if we do not consummate a business combination. The personal and financial interests of our sponsor, directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

(20)

Certain of our officers have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. We will be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our common stock, warrants and rights are currently listed on Nasdaq, our units, common stock, warrants and rights are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

(21)

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period exceeds $1 billion or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only one single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

(22)

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempt to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We cannot ascertain the capital requirements for any particular transaction with any target business. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own approximately 20% of our issued and outstanding shares of common stock. Our sponsor, initial stockholders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders have agreed to vote the shares of common stock owned by them immediately before our initial public offering as well as any shares of common stock acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

(23)

Our outstanding warrants and rights may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 11,500,000 shares of common stock and rights convertible into 1,150,000 shares of common stock as part of the units offered in our initial public offering, private warrants to purchase 5,375,000 shares of common stock and 920,000 warrants issued to the underwriters. We may also issue other warrants to our sponsor, initial stockholders, officers or directors in payment of working capital loans made to us as described in this report. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and conversion of these rights could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised and converted, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised or rights are converted, you may experience dilution to your holdings.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share; (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, initial stockholders, officers or directors, other purchasers of our private warrants, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

(24)

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon exercise of the warrants. Accordingly, the warrants may expire worthless.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private warrants and any warrants our sponsor, initial stockholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of such warrants (and the underlying shares of common stock) commencing at any time after we consummate an initial business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we invested the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

(25)

The requirement that we complete an initial business combination by June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time) may give potential target businesses leverage over us in negotiating a business combination.

We have until June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time). We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur. If we have not completed our initial business combination by June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. Our stockholders may not be provided with a copy of such opinion and they may not be able to rely on such opinion. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending September 30, 2020. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

(26)

Provisions in our amended and restated articles of incorporation and bylaws and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated articles of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors are divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock. We may also be subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

There may be tax consequences to our business combination that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

(27)

Our amended and restated articles of incorporation provides, subject to limited exceptions, that the Clark County Business Court of the State of Nevada will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated articles of incorporation require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Clark County Business Court in the State of Nevada and, if brought outside of Nevada, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated articles of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our amended and restated articles of incorporation. If a court were to find the choice of forum provision contained in our amended and restated articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated articles of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed.

 We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

(28)

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets we will initially focus on, such as China, differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective includes the possibility of acquiring one or more operating businesses with primary operations in emerging markets we will focus on, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. For instance, the exchange rates between Chinese Yuan and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

(29)

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, stockholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, stockholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and stockholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operates our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Local civil disturbances witnessed in certain countries or regions, such as Hong Kong, could have an adverse effect on the business our business target operates. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

(30)

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign foreign currency long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China

As set forth herein, our efforts in identifying a prospective target business will not be limited to a particular country, although we intend to focus on companies with operations or prospects in the financial services sector in China, including Hong Kong, Macau and mainland China. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in and/or important economic relationships with the People’s Republic of China (the “PRC”).

As a result of merger and acquisition regulations implemented on September 8, 2006 (amended on June 22, 2009) relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, we may not be able to complete a PRC transaction in a timely manner.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated the Regulations on Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “M&A Regulations,” including its amendment on June 22, 2009), which implemented a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the M&A Regulations have largely centralized and expanded the approval process to the Ministry of Commerce, the State Administration of Industry and Commerce (“SAIC”), the State Administration of Foreign Exchange (“SAFE”) or its branch offices, the State Asset Supervision and Administration Commission (“SASAC”), and the China Securities Regulatory Commission (“CSRC”). Depending on the structure of the transaction, these M&A Regulations will require the Chinese parties to make a series of applications and supplemental applications to one or more of the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to the Ministry of Commerce and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

(31)

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the PRC State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it was prior to June 3, 2020 (or December 3, 2020 if we extend the period of time to consummate a business combination by the full amount of time) or we would be required to return any amounts which were held in the trust account to our stockholders. When we evaluate a potential business combination, we will consider the need to comply with the PRC Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

If, due to restrictions on foreign investment in a target business, we have to acquire the business through the use of contractual arrangements and the PRC government determines that such contractual arrangements do not comply with foreign investment regulations, or if these regulations or the interpretation of existing regulations in the PRC change or new restrictive or prohibitive regulations come into force in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

Because of the above mentioned industrial restrictions, foreign investors often acquire control of PRC business through the use of contractual arrangements pursuant to which they effectively control the PRC business. There are uncertainties as to whether such contractual arrangements comply with the regulations prohibiting or restricting foreign ownership in certain industries. In addition, even if such arrangements are not in violation of current regulations, such regulations are subject to change in the future and may be broadened to further restrict foreign investments in new industries or new category of assets.

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations with respect to foreign investment in local entities (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

•	revoke the business and operating licenses of the potential future target business;

•	confiscate relevant income and impose fines and other penalties;

•	discontinue or restrict the operations of the potential future target business;

•	require us or potential future target business to restructure the relevant ownership structure or operations;

•	restrict or prohibit our use of the proceeds of our initial public offering to finance the target businesses and its operations;

•	impose conditions or requirements with which we or potential future target business may not be able to comply; or

•	require us to discontinue a portion or all of our business.

The imposition of any of the above penalties could result in a material and adverse effect on our ability to conduct our business as well as our financial situation and we might be forced to relinquish our interests in operations.

(32)

If we have to acquire a target business through contractual arrangements with, or which results in, one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production and heavy equipment manufacturers, for example. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review and approval requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in PRC operating company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, there has been limited implementation guidance provided with respect to the merger and acquisition regulations. There can be no assurance the relevant government agencies would not apply them to a business combination effected through contractual arrangements. If such an agency determines such an application should have made, consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect our initial business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a China state-owned company contains stringent governmental regulations. The transfer of state-owned property rights in enterprises must take place through a government approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to do “state-owned assets evaluation.” The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee. In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees. These regulations may adversely affect our ability to acquire a state-owned business or assets.

Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our initial public offering to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of our initial public offering to a PRC target company and the use of such proceeds by the PRC target company.

In addition, following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our initial public offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC.

(33)

Our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

If we successfully consummate a business combination with a target business with its primary operation in the PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of shares options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of business combination with a target business with primary operations in PRC, we may adopt an equity incentive plan and make shares option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

(34)

Substantial uncertainties exist with respect to the interpretation and implementation of the framework rules of the PRC Foreign Investment Law, and its application may require further rules to be issued by Chinese government, which may impact the viability of our corporate structure and business operations should we directly acquire equity interests of one or more target companies that fall within a restricted industry under the “negative list” in connection with our initial business combination.

On March 15, 2019, the National People’s Congress of China promulgated the Foreign Investment Law of the PRC aiming to replace the major existing laws governing foreign direct investment in China. The Foreign Investment Law will become effective from January 1, 2020. The Foreign Investment Law applies to PRC enterprises established, acquired or otherwise invested wholly or partially by foreign investors in a manner prescribed under applicable PRC laws and regulations. It also governs investment projects and activities in China by foreign investors.

Under the Foreign Investment Law, a “negative list’ promulgated or approved by the State Council will set forth industries that are prohibited industries and restricted industries. A foreign investor is prohibited to invest in any prohibited industry included therein. If a foreign investor is found to invest in any prohibited industry set forth under the “negative list”, such foreign investor may be required to, among other aspects, suspend its investment activities, dispose of its equity interests or assets of the “foreign invested enterprise” (“FIE”) and forfeit its income. A foreign investor may be permitted to invest in a restricted industry set forth in the “negative list”, provided that relevant conditions are satisfied and certain approvals are obtained from relevant Chinese governmental authorities. With respect to industries in which foreign investment is not prohibited or restricted, domestic and foreign investors will be equally treated. The National Development and Reform Commission and the MOFCOM issued a “negative list” on June 28, 2018, which took effect on July 28, 2018. In addition to prohibited industries, such “negative List” sets forth certain special conditions for foreign investors to invest in restricted industries, including, among other aspects, requirements relating to controlling shareholder, shareholding percentage, organization model and board members.

Although we do not currently anticipate to do so, we may directly acquire equity interests of one or more entities in China in connection with our initial business combination that fall within a restricted industry under the “negative list.”  In such event, we will be required to obtain entry clearance and approvals from the MOFCOM or its local counterparts and other relevant PRC government agencies. As such, there may be substantial uncertainties as to whether we can complete these actions in a timely manner, or at all, and our business and financial condition may be materially and adversely affected.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

(35)

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our principal executive offices at 40 Wall St., 29th floor, New York City, NY 10005 for which we pay a base fee of approximately $250 per month plus other expenses on an as needed basis for additional office use or administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(36)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our units, common stock, warrants and rights are each traded on the Nasdaq Capital Market under the symbols “PAACU,” “PAAC,” “PAACW” and “PAACR,” respectively. Our units commenced public trading on May 30, 2019, and our common stock, warrants and rights commenced separate public trading on June 20, 2019.

(b)	Holders

On December 27, 2019, there were 1 holder of record of our units, 17 holders of record of our common stock, 2 holders of record of our warrants and 1 holder of record of our rights.

(c)	Dividends

We have not paid or declared any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of the board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

(37)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our audited financial statements and the notes thereto, which are included elsewhere in this report. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

We are a newly organized blank check company formed as a Nevada corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our initial business combination and value creation strategy is to identify, acquire and, after our initial business combination, assist in the growth of a business which provide financial services in Asia, primarily China.

We intend to utilize cash derived from the proceeds of our initial public offering and a private placement of private warrants that occurred simultaneously with the completion of our initial public offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or incur other indebtedness to finance our initial business combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our proposed fundraising through an offering of our equity securities and to seek business combination targets for our initial business combination.

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

(38)

Operating Expenses

We had operating expenses of $716,008 and $113,016 for the year ended September 30, 2019 and the period from July 27, 2018 (inception) through September 30, 2018, respectively. During the year ended September 30, 2019, operating expenses were primarily due to audit fees of $38,545, legal fees of $95,000, general and administrative expenses of $316,278, and officers’ compensation of $266,185, of which $13,333 were in connection with stock issuances to our Chief Executive Officer and Chief Financial Officer. During the period from July 27, 2018 (inception) through September 30, 2018, we had legal fees of $25,000, general and administrative expenses of $40,238, and officers’ compensation of $47,778, of which $2,222 were in connection with stock issuances to our Chief Executive Officer and Chief Financial Officer. Pursuant to the executed Offer Letters, the Company agreed to pay the Company’s Chief Executive Officer $2,000 in cash per month and 50,000 founder shares, and pay the Company’s Chief Financial Officer $5,000 in cash per month and 50,000 founder shares. The total 100,000 founder shares were issued in September of 2018. Accordingly, we recognized stock-based compensation of $13,333 during the year ended September 30, 2019, and recognized stock-based compensation of $2,222 during the period from July 27, 2018 (inception) through September 30, 2018, to the statement of operations. The unrecognized stock-based compensation was $4,444 as of September 30, 2019.

Our operating expenses increased significantly in 2019 due to fees associated with our initial public offering, including fees paid to Nasdaq, and professional and consulting fees and travel expenses associated with evaluating various initial business combination candidates. Our operating expenses are difficult to predict due to the uncertainty of the business combination, and it may be necessary to continuously raise additional capital to sustain operations. On July 24, 2019, we issued an unsecured promissory note to the sponsor for a principal amount of up to $800,000 for working capital purposes. Pursuant to the note, the sponsor agreed to loan to us up to a total of $800,000 in the event our cash held outside of the trust account is less than $150,000.

Liquidity and Capital Resources

For year ended September 30, 2019, cash provided by operating activities amounted to $134,610, mainly due to interest earned on government securities held in the trust account of $925,644, plus non-cash expenses of $13,333 as the stock based compensation to our Chief Executive Officer and Chief Financial Officer, offset by operating loss of $716,008. Comparatively, cash of $70,138 used in operating activities during the period from July 27, 2018 (inception) through September 30, 2018 was due to the net loss of $113,016, partially offset by the increase in accrued expenses and accrued expenses to related parties amounted to $19,333 and $21,323, respectively.

On June 3, 2019, we consummated our initial public offering of 10,000,000 units, plus 1,500,000 additional units pursuant to the full exercise of the over-allotment option by the underwriters, at a price of $10.00 per unit, generating an aggregate amount of gross proceeds of $115,000,000. Simultaneously with the closing of our initial public offering, we consummated a sale of 5,375,000 warrants in a private placement to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,375,000.

Following our initial public offering and the exercise of the over-allotment option in full, a total of $115,000,000 was placed in the trust account. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs of $6,625,439 include underwriting fees of $2,875,000 in cash, initial public offering costs of $315,120, and the fair value of 92,000 shares issued and 920,000 warrants granted to the underwriters in total amount of $3,435,319, pursuant to the underwriting agreement, which were charged to stockholders’ equity upon the completion of our initial public offering.

During the period from July 27, 2018 (inception) through September 30, 2018, we had cash of $372,500 provided by financing activities primarily due to the proceeds from sales of founder shares.

As of September 30, 2019, we had cash and government securities held in the trust account of $115,925,644 (including approximately unrealized gain of $925,644), substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. Since inception, we have not withdrawn any interest income from the trust account.

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

As of September 30, 2019, we had cash of $1,078,708 held outside the trust account and $800,000 was in an escrow account setup for a non-binding Letter of Intent with a potential target company for an initial business combination between the Company and such potential target company. The deal was not closed as of September 30, 2019 and $800,000 was released by the escrow agent and returned to the Company on October 2, 2019. We intend to use the funds held outside the trust account to identify and evaluate target candidates, perform business and legal due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants. On July 24, 2019, we issued an unsecured promissory note to the sponsor for a principal amount of up to $800,000 for working capital purposes. Pursuant to the note, the sponsor agreed to loan to us up to a total of $800,000 in the event our cash held outside of the trust account is less than $150,000.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.

However, if the actual costs to identify a target business, undertake in-depth due diligence and negotiate a business combination exceed our estimated amount, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing by issuance of additional securities or incurrence of debt to consummate our initial business combination or to fulfill our obligations to redeem a significant number of our public shares upon consummation of our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. We cannot provide any assurance that financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete our initial business combination due to insufficient funds, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

(39)

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We may be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending September 30, 2020. As of the date of this report, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for a business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering, including amounts in the trust account, will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of the date of this report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this report as we have conducted no operations to date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our initial public offering and the sale of the private units held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

(40)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Audited financial statements for the year ended September 30, 2019 and for the period from July 27, 2018 (inception) through September 30, 2018
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of September 30, 2019 and September 30, 2018	F-2
Statements of Operations for the year ended September 30, 2019 and for the period from July 27, 2018 (inception) through September 30, 2018	F-3
Statements of Changes in Stockholders’ Equity for the year ended September 30, 2019 and for the period from July 27, 2018 (inception) through September 30, 2018	F-4
Statements of Cash Flows for the year ended September 30, 2019 and for the period from July 27, 2018 (inception) through September 30, 2018	F-5
Notes to Financial Statements for the year ended September 30, 2019 and for the period from July 27, 2018 (inception) through September 30, 2018	F-6

(41)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Proficient Alpha Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Proficient Alpha Acquisition Corp. (the “Company”) as of September 30, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year end September 30, 2019 and the period from July 27, 2018 (inception) through September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the year ended September 30, 2019 and the period from July 27, 2018 (inception) through September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

December 30, 2019

(F-1)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Balance Sheets
As of September 30, 2019 and 2018

	September 30, 2019	September 30, 2018

Assets

Current assets
Cash	$1,078,708	$302,362
Escrow deposit	800,000	—
Prepaid expenses	105,000	—
Other receivable	219	—
Total current assets	1,983,927	302,362

Government securities held in Trust Account	115,925,644	—

Total assets	$117,909,571	$302,362

Liabilities and Shareholders’ Equity

Current liabilities
Accrued expenses	$38,344	$19,333
Accrued expenses - related parties	19,074	21,323
Tax payable	19,343	—
Total current liabilities	76,761	40,656

Commitments
Common stock subject to possible redemption, 9,730,167 and -0- shares at redemption value as of September 30, 2019 and 2018, respectively	97,301,671	—

Shareholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding as of September 30, 2019 and 2018, respectively	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 4,736,833 and 2,875,000 shares issued and outstanding (excluding 9,730,167 and -0- shares subject to possible redemption) as of September 30, 2019 and 2018, respectively	4,737	2,875
Additional paid-in capital	20,449,027	554,347
Subscription receivable	—	(182,500)
Accumulated earnings (deficits)	77,375	(113,016)
Total Shareholders’ Equity	20,531,139	261,706

Total Liabilities and Shareholders’ Equity	$117,909,571	$302,362

The accompanying notes are an integral part of financial statements

(F-2)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statements of Operations
For the Year Ended September 30, 2019 and the Period from July 27, 2018 (inception) through September 30, 2018

	For the Year Ended September 30, 2019	For the Period from July 27, 2018 (inception) through September 30, 2018

Operating expense
Audit fee	$38,545	$—
Officers compensation	266,185	47,778
Legal fees	95,000	25,000
General and administrative expenses	316,278	40,238
Total operating expense	716,008	113,016

Other income
Unrealized gain from the trust account	925,644	—
Interest income	98	—
Total other income	925,742	—

Net income (loss) before income tax	209,734	(113,016)

Income tax	19,343	—

Net income (loss)	190,391	(113,016)

Net (loss) per share (1)
Basic and diluted	$(0.17)	$(0.05)

Weighted average number of shares (2)
Basic and diluted	3,483,676	2,500,000

The accompanying notes are an integral part of these financial statements

(1) Excludes interest income of $783,189 attributable to shares subject to possible redemption

(2) Excludes an aggregate of up to 9,730,167 shares subject to possible redemption at September 30, 2019

(F-3)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statement of Changes in Stockholders' Equity
For the Year Ended September 30, 2019 and the Period from July 27, 2018 (inception) through September 30, 2018

	Preferred Stock		Common Stock		Additional	Subscription
	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable	Accumulated Deficits	Total
Balance, July 27, 2018 (Inception)	—	$—	—	$—	$—	$—	$—	$—

Common stock issued for cash	—	—	2,775,000	2,775	552,225	(182,500)	—	372,500

Common stock issued for services	—	—	100,000	100	2,122	—	—	2,222

Net (loss)	—	—	—	—			(113,016)	(113,016)

Balance, September 30, 2018	—	$—	2,875,000	$2,875	$554,347	$(182,500)	$(113,016)	$261,706

Common stock issued for services	—	—	92,000	92	13,241	—	—	13,333

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	—	—	11,500,000	11,500	111,798,380	—	—	111,809,880

Sale of 5,375,000 private warrants	—	—	—	—	5,375,000	—	—	5,375,000

Common stock subject to possible redemption	—	—	(9,730,167)	(9,730)	(97,291,941)	—	—	(97,301,671)

Collection of subscription receivable	—	—	—	—		182,500	—	182,500

Net income	—	—	—	—			190,391	190,391

Balance, September 30, 2019	—	$—	4,736,833	$4,737	$20,449,027	$—	$77,375	$20,531,139

The accompanying notes are an integral part of these financial statements

(F-4)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statement of Cash Flows
For the Year Ended September 30, 2019 and the Period from July 27, 2018 (inception) through September 30, 2018

	For the Years Ended September 30, 2019	For the Period from July 27, 2018 (inception) through September 30, 2018

Cash flows from operating activities:
Net income (loss)	$190,391		$(113,016)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Common stock issued for service	13,333		2,222
Changes in operating assets and liabilities:
Prepaid expenses	(105,000)		—
Other receivable	(219)		—
Accrued expenses	19,011		19,333
Accrued expenses - related parties	(2,249)		21,323
Tax payable	19,343		—
Net cash provided by (used in) operating activities	134,610		(70,138)

Cash flows from investing activities:
Escrow deposit	(800,000)		—
Investment of government securities held in Trust Account	(115,925,644)		—
Net cash (used in) investing activities	(116,725,644)		—

Cash flows from financing activities:
Common stock issued for cash	—		372,500
Collection of subscription receivable	182,500		—
Proceeds from sale of private warrants	5,375,000		—
Proceeds from sale of Units, net of underwriting discounts and offering expenses paid	111,809,880		—
Net cash provided by financing activities	117,367,380		372,500

Net increase in cash and cash equivalents	776,346		302,362

Cash and cash equivalents at the beginning of the period	302,362		—

Cash and cash equivalents at the end of the period	$1,078,708		$302,362

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—		$—
Cash paid for income taxes	$—		$—

NON-CASH TRANSACTIONS:
Common stock subject to possible redemption	$97,301,671	$

The accompanying notes are an integral part of these financial statements

(F-5)

PROFICIENT ALPHA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

As of September 30, 2019, the Company had not yet commenced operations. All activity through September 30, 2019 relates to the Company’s formation and its initial public offering (“IPO”), which is described below.

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

Transaction costs amounted to $6,625,439, consisting of cash of $2,875,000 of underwriting fees and $315,120 of IPO costs, the fair value of 92,000 shares issued and 920,000 warrants granted to the Underwriters in total amount of $3,435,319 pursuant to the Underwriting Agreement. In addition, $2,177,380 of cash was held outside of the Trust Account and is available for working capital purposes (see Note 10).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

(F-6)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 9) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Initial Stockholders have agreed to (i) waive any and all right, title, interest or claim of any kind the Initial Stockholders may have in the future in or to any distribution of the Trust Account and any remaining net assets of the Company as a result of, or arising out of, any contracts or agreements with the Company and will not seek recourse against the Trust Account for any reason whatsoever; (ii) waive any right to exercise conversion rights with respect to any shares of the Common Stock or Founder’s Common Stock owned or to be owned by the Initial Stockholders, directly or indirectly, whether such shares be part of the Founder’s Common Stock or shares of Common Stock purchased by the Initial Stockholders in the IPO or in the aftermarket, and each agrees not to seek conversion with respect to such shares in connection with any vote to approve a Business Combination or to sell any such shares in a tender offer undertaken by the Company in connection with a Business Combination; and (iii) not propose, or vote in favor of, an amendment to Article Sixth of the Company’s Amended and Restated Articles of Incorporation, as the same may be amended from time to time, prior to the consummation of a Business Combination unless the Company provides public stockholders with the opportunity to convert their shares of Common Stock upon such approval in accordance with such Article Sixth thereof. In the event that the Company does not consummate a Business Combination and must liquidate and its remaining net assets are insufficient to complete such liquidation, each of the Initial Stockholders agrees to advance such funds necessary to complete such liquidation and agrees not to seek repayment for such expenses.

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

(F-7)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s balance sheet with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2019, the Company had cash of $1,078,708.

As of September 30, 2019, the Company had escrow deposit of $800,000 in an escrow account setup for a non-binding letter of intent with a potential target company for an initial business combination between the Company and such potential target company.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2019, 9,730,167 shares of Common Stock subject to possible redemption in amount of $97,301,671 is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO. Offering costs amounting to $6,625,439, consisting of cash of $2,875,000 of underwriting fees and $315,120 of IPO costs, the fair value of 92,000 shares issued and 920,000 warrants granted to the Underwriters in total amount of $3,435,319 pursuant to the Underwriting Agreement, which were charged to stockholders’ equity upon the completion of the IPO (see Note 10).

(F-8)

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of September 30, 2018, the Company reversed all previously recorded valuation allowances. As of December 31, 2019, after review of the deferred tax asset and valuation allowance in accordance with ASC 740, management determined that it is more likely than not that the Company will fully realize all of its deferred tax asset and no valuation allowance was needed.

As of September 30, 2019 and 2018, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at September 30, 2019 and 2018.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income/loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period The Company applies the two-class method in calculating earnings per share. 9,730,167 shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the IPO and private placement to purchase 5,375,000 warrants and (2) warrants to purchase 920,000 shares of common stock granted to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net income per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended September 30, 2019	For the period from July 27, 2018 (Inception) to September 30, 2018
Net income	$190,391	$(113,016)
Less: Income attributable to common stock subject to redemption	(783,189)	—
Adjusted net loss	(592,798)	(113,016)

Weighted average shares outstanding, basic and diluted	3,483,676	2,500,000

Basic and diluted net loss per common share	$(0.17)	$(0.05)

(F-9)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

(F-10)

NOTE 3. GOVERNMENT SECURITIES HELD IN TRUST ACCOUNT

At September 30, 2019, the assets of $115,925,644 held in the Trust Account were substantially held in U.S. Treasury Bills with maturity of six months. Management elects to measure the government securities at fair value in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 4. INITIAL PUBLIC OFFERING

The registration statement for the Company’s IPO was declared effective on May 29, 2019. On June 3, 2019, the Company consummated its IPO of 10,000,000 Units. Each Unit consists of one share of Common Stock, one Public Warrant to purchase one share of Common Stock at an exercise price of $11.50 per share, and one Right to receive one-tenth of one share of Common Stock upon consummation of the Company’s initial Business Combination.  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. Pursuant to the Underwriting Agreement, the Company granted the Underwriters in the IPO a 30-day Over-Allotment Option to purchase up to 1,500,000 additional Units solely to cover over-allotments, if any; and simultaneously with the consummation of the IPO, the Underwriters exercised the Over-Allotment Option in full, generating additional gross proceeds of $15,000,000 to the Company (see Note 10).

Following the IPO and the exercise of the Over-Allotment Option in full, a total of $115,000,000 was placed in the Trust Account. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO of which underwriting fees of $2,875,000 and IPO costs of $315,120 were paid by cash, resulting in the net of $111,809,880 was included in the additional paid-in capital.

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 5,375,000 Placement Warrants at a price of $1.00 per Placement Warrant, generating total proceeds of $5,375,000. The Placement Warrants, which were purchased by Mr. Shih-Chung Chou (the “Sponsor”), are substantially similar to the Public Warrants, except that if held by the Sponsor or his permitted transferees, the Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company’s initial Business Combination.  If the Placement Warrants are held by holders other than Sponsor or his permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Public Warrants. The proceeds from the Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Warrants and all underlying securities will expire worthless.

NOTE 6. PREPAID EXPENSES

As of September 30, 2019, the Company had prepaid expenses of $105,000 in connection with the prepayment for D&O insurance, which was $35,000 per quarter.

(F-11)

NOTE 7. ACCRUED EXPENSES

As of September 30, 2019, the Company had accrued expenses of $38,344, of which $15,000 was due to the legal fee for corporate compliance, and $23,334  was in connection with the accrued compensation to the Company’s independent directors. Pursuant to the executed offer letters, the Company agreed to pay the Company’s independent directors, respectively, $2,000 in cash per month starting from August 1, 2018, plus 25,000 - 50,000 shares of Common Stock, which will be issued within 10 days after the completion date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $30,000 at its fair value and amortized pro rata within 18 months. Total 150,000 shares of Common Stock to independent directors are not issued within 10 days after the completion date of the initial Business Combination. Accordingly, the Company recorded $23,334  as accrued expenses.

NOTE 8. INCOME TAXES

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities is as follows:

	September 30	September 30
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$—	$22,603
Total deferred tax assets	—	22,603
Less: Valuation allowance	—	—
Net deferred tax assets	$—	$22,603

During the period from July 27, 2018 (inception) through September 30, 2018, the Company maintained a valuation allowance equal to the potential benefit of the net deferred tax assets as it was more likely than not that such assets would not be realized. During the year ended September 30, 2018, the Company re-evaluated the realization of its net deferred tax assets and determined that such assets were likely to be fully realized. As such, during the period from July 27, 2018 (inception) through September 30, 2018, the Company reversed its previously recognized valuation allowance of $22,603 and recorded a related income tax benefit of $22,603.

Significant components of the (provision) benefit for income tax as follows:

	September 30	September 30
	2019	2018
Current	$—	$22,603
Deferred	22,603	—
Change in valuation allowance	—	—
Provision for income taxes	$22,603	$22,603

The Company is subject to federal taxes and no state taxes in the State of Nevada. A reconciliation of the Company’s effective income tax rate to the federal statutory rate is as follows:

	September 30	September 30
	2019	2018
Federal income tax expense at the statutory rate (20%)	$41,946	$—
State income taxes, net of federal benefit	—	—
Permanent differences	—	—
Change in valuation allowance	(22,603)	22,603
Provision for income taxes	$19,343	$(22,603)

(F-12)

NOTE 9. RELATED PARTY TRANSACTIONS

Founder Shares

As of September 30, 2019, 2,875,000 shares of the Company were issued to the stockholders prior to the date of the prospectus (“Founders”) for an aggregate amount of $575,000, including cash of $555,000 and $20,000 prepaid expenses to the management of the Company. The 2,875,000 Founder Shares include an aggregate of up 375,000 shares held by the sponsor subject to forfeiture to the extent that the Underwriters’ Over-Allotment Option is not exercised in full or in part, so that the Founders will own 20% of the Company’s issued and outstanding shares after the IPO. Simultaneously with the consummation of the IPO, the Underwriters exercised the Over-Allotment Option in full, so the 375,000 shares held by the sponsor were no longer subject to forfeiture. During the period from July 27, 2018 (inception) through September 30, 2018, the Company received the cash of $372,500 from founders shares, and recorded subscription receivable related to founder shares in amount of $182,500 as of September 30, 2018, which was collected in full during the year ended September 30, 2019.

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

Our Founders have agreed to (i) waive any and all right, title, interest or claim of any kind our Founders may have in the future in or to any distribution of the Trust Account and any remaining net assets of the Company as a result of, or arising out of, any contracts or agreements with the Company and will not seek recourse against the Trust Account for any reason whatsoever; (ii) waive any right to exercise conversion rights with respect to any shares of the Common Stock or Founder’s Common Stock owned or to be owned by our Founders, directly or indirectly, whether such shares be part of the Founder’s Shares or shares of Common Stock purchased by our Founders in the IPO or in the aftermarket, and each agrees not to seek conversion with respect to such shares in connection with any vote to approve a Business Combination or to sell any such shares in a tender offer undertaken by the Company in connection with a Business Combination; and (iii) not propose, or vote in favor of, an amendment to Article Sixth of the Company’s Articles of Incorporation, as the same may be amended from time to time, prior to the consummation of a Business Combination unless the Company provides public stockholders with the opportunity to convert their shares of Common Stock upon such approval in accordance with such Article Sixth thereof. In the event that the Company does not consummate a Business Combination and must liquidate and its remaining net assets are insufficient to complete such liquidation, each of the Founders agrees to advance such funds necessary to complete such liquidation and agrees not to seek repayment for such expenses.

Accrued Compensation

As of September 30, 2019, the Company had $19,074 due to related parties in connection with the accrued compensation to the Company’s management and directors. Pursuant to the executed offer letters, the Company agreed to pay the Company’s Co-Chief Executive Officer and Chief Financial Officer, $2,000 and $5,000 in cash per month starting from February 1, 2019 and August 1, 2018, respectively, and 50,000 Founder Shares each, and agreed to pay the Company’s director $2,000 in cash per month starting from August 1, 2018, plus 100,000 shares of Common Stock, which will be issued within 10 days after the completion date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $40,000 at its fair value and amortized pro rata within 18 months. Total 100,000 founder shares to Co-Chief Executive Officer and Chief Financial Officer were issued and the 100,000 shares to Director are not issued within 10 days after the completion date of the initial Business Combination.

On March 20, 2019, the Company entered into an offer letter with our President, pursuant to which, the Company agreed to issue to the Company’s President 50,000 shares of Common Stock for his services during a period of 18 months starting from March 20, 2019. The 50,000 shares will be issued within 10 days after the completion date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $10,000 at its fair value and amortized pro rata within 18 months.

Accordingly, the Company recognized stock-based compensation of $13,333 and $2,222 during the year ended September 30, 2019 and the period from July 27, 2018 (inception) through September 30, 2018, respectively. The Company recognized compensation expenses of $16,852 and $2,222 during the year ended September 30, 2019 and the period from July 27, 2018 (inception) through September 30, 2018, respectively, which was included in the accrued expenses – related parties as of September 30, 2019. The unrecognized stock-based compensation was $4,444 as of September 30, 2019.

(F-13)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on May 29, 2019, the holders of the Founder Shares, Placement Warrants (and their underlying securities), and all of the Working Capital Warrants (and their underlying securities) (“Registrable Securities”) are entitled to registration rights. The holders of a majority of these Registrable Securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the shares of Common Stock are to be released from escrow. The holders of a majority of the Placement Warrants and Working Capital Warrants (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Any demand for a Registration (“Demand Registration”) shall specify the number of shares of Registrable Securities proposed to be sold and the intended method(s) of distribution thereof. The Company will within 10 days of the Company’s receipt of the Demand Registration notify all holders of Registrable Securities of the demand, and each holder of Registrable Securities who wishes to include all or a portion of such holder’s Registrable Securities in the Demand Registration shall so notify the Company within ten (10) days after the receipt by the holder of the notice from the Company. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

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

As additional consideration, the Company issued to the Underwriters on June 3, 2019 a number of shares of Common Stock equal to 0.8% of the shares of Common Stock contained in the Units sold in the Offering, or 92,000 shares (excluding any shares of Common Stock underlying the Warrants and the Rights contained in the Units) (the “Representative’s Shares”). The Underwriters agreed not to transfer, assign or sell any of the Representative’s Shares without the Company’s prior written consent until the completion of the Business Combination. The Underwriters agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination within 12 months from June 3, 2019, the closing date of the IPO (the “Closing Date”) (or up to 18 months from the Closing Date if the Company extends the period of time to consummate a Business Combination). There are significant restrictions against transferring the Representative’s Shares during the first six (6) months after the Closing Date. Based on the IPO price of $10.00 per Unit, the fair value of the 92,000 shares of Common Stock was $920,000, which was an expense of the IPO resulting in a charge directly to stockholders’ equity upon the completion of the IPO.

As additional consideration, the Company granted the Underwriters on June 3, 2019 a warrant (the “Representative’s Warrant”) for the purchase of 8.0% of the shares of Common Stock contained in the Units sold in the Offering, or 920,000 warrants (excluding any shares of Common Stock underlying the Warrants and the Rights contained in the Units) (the “Representative’s Warrant Shares”). The Representative’s Warrants shall be exercisable, in whole or in part, commencing the later of (i) the closing of the Business Combination, or (ii) one-year from the Effective Date, and expiring five (5) years from the Effective Date, for cash or on a cashless basis, at an initial exercise price of $12.00 per Representative’s Warrant Share, which is equal to 120% of the IPO price of a Unit. There are significant restrictions against transferring the Representative’s Warrants during the first six (6) months after the Effective Date. The Company accounted for the 920,000 warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The fair value of Representative’s Warrants was estimated to be approximately $2,515,319 (or $2.73 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative’s Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.83% and (3) expected life of five years. The Representative’s Warrants and the shares of Common Stock underlying Representative’s Warrants have been deemed compensation by FINRA and are therefore subject to a 360-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s Conduct Rules. Additionally, the Representative’s Warrants may not be sold, transferred, assigned, pledged or hypothecated for a one-year period following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Representative’s Warrants grants to holders demand and “piggy back” rights for a period of seven years from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Representative’s Warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative’s Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative’s Warrants will not be adjusted for issuances of Common Stock at a price below its exercise price.

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

(F-14)

NOTE 11. STOCKHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of Preferred Stock, par value of $0.001 each, with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock - The Company is authorized to issue a total of 150,000,000 shares of Common Stock, par value of $0.001 each. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2019 and 2018, there were 4,736,833 and 2,875,000 shares of common stock issued and outstanding (excluding 9,730,167 and -0- shares of common stock subject to possible redemption), respectively.

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

The Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time during the exercise period;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

•	If, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants.

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

(F-15)

NOTE 12. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	September 30, 2018
Assets:
Government securities held in Trust Account	1	$115,925,644	$—

NOTE 13. CREDIT ARRANGEMENT

On July 24, 2019, the Company, and Shih-Chung Chou, the sponsor of the Company (the “Sponsor”), entered into an unsecured promissory note (the “Note”) for a principal amount of up to $800,000 to be used by the Company for working capital purposes.  Pursuant to the terms of the Note, the Sponsor will loan to the Company up to a total of $800,000, in the event that the Company’s cash held outside of its trust account is less than $150,000. The Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial business combination and the date of the winding up of the Company.

NOTE 14. SUBSEQUENT EVENTS

On October 2, 2019, the escrow deposit of $800,000 was released by the escrow agent and returned to the Company due to the termination of the non-binding Letter of Intent with a potential target company for an initial business combination, dated July 18, 2019, entered into by the Company and such potential target company.

(F-16)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective since the Company did not have adequate segregation of duties within account processes due to limited personnel.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

(42)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name	Age	Position
Kin Sze	49	Chief Executive Officer, President, Secretary and Director (Class II)
Weixuan Luo	46	Chief Financial Officer
Jing Chen	39	Director (Class I)
Shih-Chung Chou	58	Director (Class II)
Man Hung Wong	64	Independent Director (Class I)
John Bode	45	Independent Director (Class I)
Walter Cook	65	Independent Director (Class II)
Di Chen	43	Independent Director (Class II)

Kin (Stephen) Sze, our Chief Executive Officer, President, Secretary since March 2019 and has been serving as our Director since July 2019. Mr. Sze has been serving as a Managing Director at Zhuhai Zhonghe Sifang Asset Management Limited, a private equity asset management company, since March 2019. Prior to that he served as an Executive Director at Agricultural Bank of China International, Hong Kong, an investment banking business flagship of Agricultural Bank of China, one of the largest banks in the world by total assests, from December 2017 to December 2018. He played an instrumental role in managing the company’s direct investment portfolio. Prior to that, he was a Senior Manager at China Everbright, (Hong Kong), a China based finance conglomerate with business in banking, securities, insurance, asset management and direct investment, from April 2006 to November 2017. He was involved in a number of acquisitions in fintech, TMT, advanced manufacturing, real estate, etc. Mr. Sze received an MBA degree from the University of South Australia and a bachelor’s degree in Chemical Engineering from the University of Toronto. Mr. Sze is a Chartered Financial Analyst (“CFA”) Charterholder, Fellow of Institute of Public Accountants and Institute of Financial Accountants.

Weixuan (Tracy) Luo, our Chief Financial Officer since inception, is a founding partner of L&L CPAS, PA, a PCAOB registered public accounting firm since October 2013. She has also been serving as the President of American Aeolian Travel Inc., a travel agency, since May 2012. She has been a Senior Manager at Greentree Financial Group Inc. providing financial advisory services to public companies since May 2003. Ms. Luo has worked with publicly traded companies for over a decade in a broad array of services, including audits, tax preparation, risk assessment, financial analysis and financial statements preparation. Ms. Luo has also been engaged as an advisor on over 50 merger and acquisitions transactions for both private and public companies during her career. Ms. Luo is Certified Public Accountant in North Carolina and Florida and a member of American Institute of CPAs. Ms. Luo received her Master’s degree in Economics and Finance from the University of North Carolina.

Jing (Vicky) Chen, our director since inception, has been serving as a Managing Director and Partner at Guangzhou Boxun Investment Management Co., Ltd. since January 2010, primarily working on merger and acquisitions, asset management and financial advisory business in capital markets in Asia. She was involved in a number of sizable fund raising projects. She has also been serving as a director of Co-op Infinity Asset Management Co., Ltd., a PE fund management company, since December 2017 and a director of Broad-wise Healthy Industry Investment (Guangzhou) Co., Ltd. since February 2018. Ms. Chen started her career at Citibank in 2002. She received an MBA degree in finance from University of Illinois at Chicago and a Bachelor’s degree in economics from Guangdong University of Foreign Studies. We believe Ms. Chen is well-qualified to serve as a member of the board due to her experience in the financial industry and her operational and corporate development experience.

Shih-Chung Chou, our director since December 2019, has over 20 years of experience in establishing and leading successful business ventures in the finance and real-estate industries in Asia, especially China. He is the founder and shareholder of National Agricultural Holding Limited, a rural market-based company that integrates financial services, agricultural product trading, information, industry and science research. He has been serving as the Chief Executive Officer of Shanghai Kongsheng Industrial Co., Ltd., a real estate development, investment and management company, since February 1997. From June 2005 to November 2013, he served as the M&A Department Manager of Qianlong Technology International Holding Limited. From December 1993 to January 1997, he served as the General Manager of Shanghai Gaosheng Real Estate Development Co., Ltd., a consulting service provider in financial and real estate investment. Mr. Chou received his Bachelor's degree in Business from Tunghai University and an EMBA degree from Hong Kong University of Science and Technology. We believe Mr. Chou is well-qualified to serve as a member of the board due to his extensive knowledge of the financial and investment industry.

Man Hung (Patrick) Wong, our director since inception, is an expert on foreign-exchange, commodity, stock, bond and global financial market. He has more than 30 years of investment experience and is one of the most popular financial market commentators in Hong Kong. Prof. Wong has taught MBA courses in mainland China, Hong Kong and Macau since 1997, and has written columns in Hong Kong newspapers for more than 20 years. Mr. Wong is a financial columnist at King Wealth Group Limited since August 2008. He served as Vice Chairman and Executive Director at Agritrade Resource Limited (HKSE: 1131), a company listed on the main board of the Hong Kong Stock Exchange, from September 2014 to May 2016. He served as the Chief Strategist of Crown One Asset Management Company Limited since April 2010 to December 2015. He also served as the Chairman of Code Agriculture Holdings Limited from April 2008 to August 2014. He is currently a member of the Chartered Management Institute, the Associate of Cost and Executive Accountants and the Association of Taxation and Management Accountants. We believe Mr. Wong is well-qualified to serve as a member of the board due to his extensive knowledge of the financial and investment industry.

John Bode, our director since inception, has been serving as the Chief Operating Officer of Readerlink Distribution Services, LLC, since October 1, 2018. He has also been serving a director of Postmedia Network Canada Corp. since October 2018 and Fision Corporation since March 2018. Prior to joining us, Mr. Bode owned and operated Aeire Investments, LLC, a strategic consultancy practice focused on working with companies, ranging from legacy media enterprises to digital start-ups, undertaking major transformation initiatives and transactions from February 2015 to September 2018. From September 2013 to January 2015, he was the Chief Financial Officer of Tribune Publishing Company (Nasdaq: TPCO). He started his career as an accountant at BDO Seidman from 1996 to 2002. Mr. Bode received his Bachelor’s degree in accounting from University of Notre Dame. We believe Mr. Bode is well-qualified to serve as a member of the board because of his strategic, operations, financial and leadership experience.

Walter R. Cook, our director since inception, is a proven executive and expert in the banking and financial Sector with a strong leadership history of commercial banks and securities firms. He has extensive experience in turnarounds, acquisitions, and start-up financial institutions. Since August 2016, Mr. Cook has been a Managing Director at Tangent Capital Partners, LLC, an investment bank serving investment advisors and asset managers, and provided critical expertise in roll out of The Community Development Fund (CDCDX), a CRA-qualified mutual fund for commercial banks to Dr. Kenneth H. Thomas, CDCDX’s adviser. He was an independent consultant from January 2015 to July 2016, and an expert witness providing expert opinions and trial testimony on lending and banking practices in Florida State Court and Federal bankruptcy Court in Boston, Massachusetts from January 2014 to December 2015. Mr. Cook served as the CEO and the chairman of the board of the Republic Federal Bancorp, Inc. from 2003 to 2010. Mr. Cook received a Master’s degree in business administration specializing in finance and marketing from Harvard University in 1982, a Master’s degree in law and diplomacy from Tufts University in 1978 and a Bachelor’s degree in political science & psychology from Duke University. We believe Mr. Cook is well-qualified to serve as a member of the board due to his extensive knowledge and understanding of financial and investment industries.

Di (Andy) Chen, our director since inception, has over 20 years of extensive experience in the financial industry, 12 years of which has been with the senior management team. He joined Harvest Global Capital Investments Limited (“HGCI”) in May 2005 and took the current roles as Managing Director and CEO in May 2016. HGCI is an affiliate of Harvest Global Investments, one of the largest asset management firms in China with over $121 billion asset under management. Mr. Chen received both his Bachelor’s and Master’s degrees in finance from Jinan University  and completed the Finance EMBA program at Tsinghua PBC School of Finance. We believe Mr. Chen is well-qualified to serve as a member of the board due to his financial and investment experience and leadership qualities.

(43)

Involvement in Certain Legal Proceedings

Except as described below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In August 2017, Ms. Weixuan Luo was disciplined and fined by the PCAOB due to a violation of Auditing Standard #7 under PCAOB Release No. 105-2017-034, for not observing the two year cooling off period and serving as the engagement review partner before the period had run on two audit engagements. As a result, she agreed to implement several remedial measures. The disciplinary action did not require any amendment to the completed audits or question the quality of the audit work completed. She was fined by the North Carolina Board of Accountancy in connection with the PCAOB order. Also in connection with the PCAOB order, she was found in violation of section 5100(1) of the California Accountancy Act by the California Board of Accountancy (the “CBA”) and referred to the California Attorney General’s Office for review and the Florida Department of Business and Professional Regulation filed an administrative complaint against her before the Florida Board of Accountancy (the “FBA”). On August 2, 2019, Ms. Luo’s firm, L&L CPAs PA was censured and fined $5,000.00 by the CBA and ordered to pay the legal cost of $8,712.50 to the CBA. On December 13, 2019, the FBA accepted a settlement with Ms. Luo, pursuant to which Ms. Luo’s license was reprimanded, and Ms. Luo was fined $1,000.00 by the FBA and ordered to pay the legal cost of $70.48 to the FBA.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Jing Chen, Man Hung Wong, John Bode, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Kin Sze, Walter R. Cook, Di Chen and Shih-Chung Chou, will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Currently each of Mr. Wong, Mr. Bode, Mr. Cook and Mr. Chen is considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors reviews and approves all affiliated transactions with any interested director abstaining from such review and approval.

(44)

Audit Committee

We have established an audit committee of the board of directors, which consists of Walter Cook (Chairman), Man Hung Wong and John Bode, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is at all times composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, our audit committee must have at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John Bode qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Walter Cook (Chairman) and Di Chen, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and also considers the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

(45)

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Walter Cook (Chairman) and Man Hung Wong, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

(46)

ITEM 11.	EXECUTIVE COMPENSATION

We paid Wei Fan, our former Chief Executive Officer monthly fees of $2,000 from February 1, 2019 until June 28, 2019. We pay Kin Sze, our Chief Executive Officer, President, Secretary and Director, monthly fees of $2,000 for his service as Chief Executive Officer commencing on July 3, 2019 and Weixuan Luo, our Chief Financial Officer, monthly fees of $5,000 commencing on August 1, 2018. We issued each of Kin Sze and Weixuan Luo 50,000 founder shares. In addition, we pay each member of our board of directors $2,000 per month for his or her services commencing on August 1, 2018 and will issue an aggregate of 300,000 shares of common stock to Kin Sze, our Chief Executive Officer, President and Secretary, and certain members of our board of directors within 10 days following the business combination. They will receive repayment of any loans from our sponsor, initial stockholders, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 27, 2019, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the warrants or rights included in the units sold in our initial public offering and in connection with the exercise of underwriters’ over-allotment option, or private warrants sold in the private placement.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock(2)
Kin Sze (3)	50,000	*
Weixuan Luo	237,500	1.6%
Jing Chen (4)	—	—
Shih-Chung Chou	431,250	3.0%
Man Hung Wong (5)	—	—
John Bode (5)	—	—
Walter Cook (3)	—	—
Di Chen (3)	—	—
All directors and executive officers as a group (8 individuals)	718,750	5.0%
Weiss Asset Management LP (6)	1,099,142	7.6%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 40 Wall St., 29th floor, New York City, NY 10005.

(2)	Based on 14,467,000 shares of common stock issued and outstanding.

(3)	Excludes 50,000 shares of common stock to be issued within 10 days of the consummation of our business combination.

(4)	Excludes 100,000 shares of common stock to be issued within 10 days of the consummation of our business combination.

(5)	Excludes 25,000 shares of common stock to be issued within 10 days of the consummation of our business combination.

(6)	Based on a Schedule 13G filed on June 6, 2019. Represents shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC, a Delaware limited liability company (“BIP GP”), is the sole general partner. Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), is the sole investment manager to the Partnership. WAM GP LLC, a Delaware limited liability company (“WAM GP”), is the sole general partner of Weiss Asset Management. Andrew Weiss, a United States citizen (“Andrew Weiss”), is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The business address of each such persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

Changes in Control

Not applicable.

(47)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2018, we issued 2,875,000 shares of common stock to our initial stockholders for an aggregate of $555,000 in cash, at a purchase price of approximately $0.20 per share, in connection with our organization. The 2,875,000 shares of common stock include an aggregate of up 375,000 shares held by the sponsor subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Simultaneously with the consummation of our initial public offering, the underwriters exercised the over-allotment option in full. As a result, the 375,000 shares held by the sponsor were no longer subject to forfeiture.

Simultaneously with the consummation of our initial public offering, we consummated a private placement of 5,375,000 private warrants at a price of $1.00 per private warrants, generating total proceeds of $5,375,000. The private warrants, which were purchased by Mr. Shih-Chung Chou, our sponsor, are substantially the same to the public warrants issued in our initial public offering, except that if held by the sponsor or his permitted transferees, the private warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the our initial business combination.  If the private warrants are held by holders other than sponsor or his permitted transferees, the private warrants will be redeemable by us and exercisable by holders on the same basis as our public warrant.

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, initial stockholders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $1.00 per warrant. The warrants would be identical to the private warrants. If we do not complete a business combination, the loans will be forgiven. On July 24, 2019, we issued an unsecured promissory note to the sponsor for a principal amount of up to $800,000 for working capital purposes. Pursuant to the note, the sponsor agreed to loan to us up to a total of $800,000 in the event our cash held outside of the trust account is less than $150,000.

The holders of our founders’ shares issued and outstanding on the date of this report, as well as the holders of the private warrants and any warrants our sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of our initial public offering. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time following the consummation of our initial business transaction. The holders of a majority of the private warrants or warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other than the monthly fees payable and equity awards to our officers and directors for their services to us as described elsewhere in this report, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). We paid Wei Fan, our former Chief Executive Officer monthly fees of $2,000 from February 1, 2019 until June 28, 2019. We pay Kin Sze, our Chief Executive Officer, President, Secretary and Director, monthly fees of $2,000 for his service as Chief Executive Officer commencing on July 3, 2019 and Weixuan Luo, our Chief Financial Officer, monthly fees of $5,000 commencing on August 1, 2018. We issued each of Kin Sze and Weixuan Luo 50,000 founder shares. In addition, we pay each member of our board of directors $2,000 per month for his or her services commencing on August 1, 2018 and will issue an aggregate of 300,000 shares of common stock to Kin Sze, our Chief Executive Officer, President, Secretary and Director, and certain members of our board of directors within 10 days following the business combination.

Our sponsor, executive officers and directors, or any of their respective affiliates, will receive the repayment of any loans from our sponsor, initial stockholders, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view. Our stockholders may not be provided with a copy of such opinion and they may not be able to rely on such opinion.

(48)

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our board of directors approves all services provided by our independent registered public accounting firm. The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal year ended September 30, 2019.

Fee Category	Fiscal Year Ended September 30, 2019	For the Period from July 27, 2018 (inception) through September 30, 2018
Audit Fees (1)	$28,545	$10,000
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

(49)

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements
	(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

Item 16.	FORM 10-K SUMMARY

Not applicable.

(50)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Nevada on May 29, 2019 (2)
3.3	By-laws (1)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Common Stock Certificate (3)
4.3	Specimen Warrant Certificate (3)
4.4	Specimen Right Certificate (3)
4.5	Warrant Agreement, dated May 29, 2019, between American Stock Transfer & Trust Company and the Company LLC (2)
4.6	Rights Agreement, dated May 29, 2019, between American Stock Transfer & Trust Company and the Company LLC (2)
4.7	Form of Representative’s Warrant (3)
10.1	Investment Management Trust Account Agreement, dated May 29, 2019, between American Stock Transfer & Trust Company LLC and the Company (2)
10.2	Share Escrow Agreement, dated May 29, 2019, 2018, between the Company, initial stockholders and American Stock Transfer & Trust Company LLC (2)
10.3	Registration Rights Agreement among the Company and the initial stockholders (2)
10.4	Letter Agreement by and between the Company and the Sponsor (2)
10.5	Letter Agreement by and between the Company and its officers and directors (2)
10.6	Letter Agreement by and between the Company and its initial stockholders (2)
10.7	Private Placement Warrants Subscription Agreement, dated May 13, 2019, by and between the Company and the sponsor, for private warrants (3)
10.8	Form of Founder Stock Subscription Agreement between the Registrant and initial stockholders, for founder shares (1)
10.9	Form of Indemnity Agreement (3)
10.10	Promissory Note, dated July 24, 2019 (4)
14	Code of Ethics (1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 26, 2019.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on June 6, 2019.
(3)	Incorporated by reference to the Company’s Form S-1/A2, filed with the Commission on May 17, 2019.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 24, 2019.

(51)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Proficient Alpha Acquisition Corp.

Date: December 30, 2019	By:	/s/ Kin Sze
Kin Sze
Chief Executive Officer, President and Secretary (Principal Executive Officer)

	By:	/s/Weixuan Luo
Weixuan Luo
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Kin Sze	Chief Executive Officer, President, Secretary and Director	December 30, 2019
Kin Sze	(Principal Executive Officer)

/s/ Weixuan Luo	Chief Financial Officer	December 30, 2019
Weixuan Luo	(Principal Financial and Accounting Officer)

/s/ Jing Chen	Director	December 30, 2019
Jing Chen

/s/Shih-Chung Chou	Director	December 30, 2019
Shih-Chung Chou

/s/ Man Hung Wong	Independent Director	December 30, 2019
Man Hung Wong

/s/ John Bode	Independent Director	December 30, 2019
John Bode

/s/ Walter Cook	Independent Director	December 30, 2019
Walter Cook

/s/ Di Chen	Independent Director	December 30, 2019
Di Chen

(52)