Form 10-Q
period 2019-12-31
PROFICIENT ALPHA ACQUISITION CORP
filed 2020-02-05
CIK 1764711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

As of February 5, 2020, there were 14,467,000 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

PROFICIENT ALPHA ACQUISITION CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, business strategy and the plans and objectives of management for future operations of Proficient Alpha Acquisition Corp. (the “Company”), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 30, 2019. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Balance Sheets
As of December 31, 2019 and September 30, 2019

	December 31, 2019	September 30, 2019
	(Unaudited)

Assets

Current assets
Cash	$1,690,632	$1,078,708
Escrow deposit	—	800,000
Prepaid expenses	76,830	105,000
Other receivable	219	219
Total current assets	1,767,681	1,983,927

Government securities held in Trust Account	116,428,920	115,925,644

Total assets	$118,196,601	$117,909,571

Liabilities and Shareholders’ Equity

Current liabilities
Accrued expenses	$66,985	$38,344
Accrued expenses - related parties	76,684	19,074
Tax payable	59,499	19,343
Total current liabilities	203,168	76,761

Commitments
Common stock subject to possible redemption, 9,730,167 shares at redemption value as of December 31, 2019 and September 30, 2019	97,301,671	97,301,671

Shareholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding as of December 31, 2019 and September 30, 2019	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 4,736,833 shares issued and outstanding (excluding 9,730,167 shares subject to possible redemption) as of December 31, 2019 and September 30, 2019	4,737	4,737
Additional paid-in capital	20,452,360	20,449,027
Accumulated earnings (deficits)	234,665	77,375
Total Shareholders’ Equity	20,691,762	20,531,139

Total Liabilities and Shareholders’ Equity	$118,196,601	$117,909,571

The accompanying notes are an integral part of unaudited financial statements

(1)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statements of Operations
For the Three Months Ended December 31, 2019 and 2018 (Unaudited)

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018

Operating expense
Audit fee	$ 10,000	$ 8,000
Officers compensation	64,333	71,667
Legal fees	126,302	25,000
General and administrative expenses	107,814	433
Total operating expense	308,449	105,100

Other income
Unrealized gain from the trust account	503,276	-
Interest income	2,619	-
Total other income	505,895	-

Net income (loss) before income tax	197,446	(105,100)

Income tax	40,156	-

Net income (loss)	157,290	(105,100)

Net (loss) per share (1)
Basic and diluted	$ (0.06)	$ (0.04)

Weighted average number of shares (2)
Basic and diluted	4,736,833	2,500,000

The accompanying notes are an integral part of these unaudited financial statements

(1) Excludes interest income of $425,823 attributable to shares subject to possible redemption

(2) Excludes an aggregate of up to 9,730,167 shares subject to possible redemption at December 31, 2019

(2)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statement of Changes in Stockholders' Equity
For the Three Months Ended December 31, 2019 and 2018 (Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Earnings (Deficits)	Total

Balance, September 30, 2018	-	$ -	2,875,000	$ 2,875	$ 554,347	$ (182,500)	$ (113,016)	$ 261,706

Common stock issued for services	-	-	-	-	3,334	-	-	3,334

Collection of subscription receivable	-	-	-	-		166,250	-	166,250

Net (loss)	-	-	-	-			(105,100)	(105,100)

Balance, December 31, 2018	-	$ -	2,875,000	$ 2,875	$ 557,681	$ (16,250)	$ (218,116)	$ 326,190

Balance, September 30, 2019	-	$ -	4,736,833	$ 4,737	$ 20,449,027	$ -	$ 77,375	$ 20,531,139

Common stock issued for services	-	-	-	-	3,333	-	-	3,333

Net income	-	-	-	-			157,290	157,290

Balance, December 31, 2019	-	$ -	4,736,833	$ 4,737	$ 20,452,360	$ -	$ 234,665	$ 20,691,762

The accompanying notes are an integral part of these unaudited financial statements

(3)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statement of Cash Flows
For the Three Months Ended December 31, 2019 and 2018 (Unaudited)

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018

Cash flows from operating activities:
Net income (loss)	$ 157,290	$ (105,100)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Common stock issued for service	3,333	3,334
Changes in operating assets and liabilities:
Prepaid expenses	28,170	-
Accrued expenses	28,641	(11,000)
Accrued expenses - related parties	57,610	(15,668)
Tax payable	40,156	-
Net cash provided by (used in) operating activities	315,200	(128,434)

Cash flows from investing activities:
Escrow deposit	800,000	-
Investment of government securities held in Trust Account	(503,276)	-
Net cash provided by (used in) investing activities	296,724	-

Cash flows from financing activities:
Collection of subscription receivable	-	166,250
Net cash provided by financing activities	-	166,250

Net increase in cash and cash equivalents	611,924	37,816

Cash and cash equivalents at the beginning of the period	1,078,708	302,362

Cash and cash equivalents at the end of the period	$ 1,690,632	$ 340,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS:
Common stock subject to possible redemption	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

(4)

PROFICIENT ALPHA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Proficient Alpha Acquisition Corp. (the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the applicable rules and regulations for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 2019. The interim results for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending September 30, 2020 or for any future interim periods.

NOTE 2. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

The Company is a blank check company incorporated in Nevada on July 27, 2018, which was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company may, subject to certain limitations, pursue a Business Combination target with operations or prospects in the financial services sector in China, including Hong Kong, Macau and mainland China. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

As of December 31, 2019, the Company had not yet commenced any operations. All activity for the period from July 27, 2018 (inception) through December 31, 2019 relates to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, searching for a target for its Business Combination. The Company will not generate any operating revenues until after consummation of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs amounted to $6,625,439, consisting of cash of $2,875,000 of underwriting fees and $315,120 of IPO costs, the fair value of 92,000 shares issued and 920,000 warrants granted to the Underwriters in total amount of $3,435,319 pursuant to the Underwriting Agreement. In addition, $2,177,380 of cash was held outside of the Trust Account and is available for working capital purposes.

(5)

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their founder shares and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until June 3, 2020 (or December 3, 2020 if the Company extends the period to consummate a Business Combination by the full amount) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the Common Stock sold as part of the Units in the IPO (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account net of interest that may be used by the Company to pay its taxes payable and for dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the cases of clauses (ii) and (iii) to the Company’s obligations under Nevada law to provide for claims of creditors and other requirements of applicable law.

The Initial Stockholders have agreed to (i) waive any and all right, title, interest or claim of any kind the Initial Stockholders may have in the future in or to any distribution of the Trust Account and any remaining net assets of the Company as a result of, or arising out of, any contracts or agreements with the Company and will not seek recourse against the Trust Account for any reason whatsoever; (ii) waive any right to exercise conversion rights with respect to any shares of the Common Stock owned or to be owned by the Initial Stockholders, directly or indirectly, whether such shares be part of the founder shares or shares of Common Stock purchased by the Initial Stockholders in the IPO or in the aftermarket, and each agrees not to seek conversion with respect to such shares in connection with any vote to approve a Business Combination or to sell any such shares in a tender offer undertaken by the Company in connection with a Business Combination; and (iii) not propose, or vote in favor of, an amendment to Article Sixth of the Company’s Amended and Restated Articles of Incorporation, as the same may be amended from time to time, prior to the consummation of a Business Combination unless the Company provides public stockholders with the opportunity to redeem their shares of Common Stock upon such approval in accordance with such Article Sixth thereof. In the event that the Company does not consummate a Business Combination and must liquidate and its remaining net assets are insufficient to complete such liquidation, each of the Initial Stockholders agrees to advance such funds necessary to complete such liquidation and agrees not to seek repayment for such expenses.

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

(6)

NOTE 3. GOVERNMENT SECURITIES HELD IN TRUST ACCOUNT

As of December 31, 2019, the assets of $116,428,920 held in the Trust Account were substantially held in U.S. Treasury Bills with maturity of six months. Management elects to measure the government securities at fair value in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 4. ESCROW DEPOSIT

On October 2, 2019, the escrow deposit of $800,000 was released by the escrow agent and returned to the Company due to the termination of a non-binding letter of intent with a potential target company for an initial Business Combination, dated July 18, 2019, entered into by and between the Company and such potential target company.

NOTE 5. PREPAID EXPENSES

As of December 31, 2019, the Company had prepaid expenses of $76,830, of which $70,000 was in connection with the prepayment for D&O insurance, and $6,830 was related to the prepaid legal services.

NOTE 6. ACCRUED EXPENSES

As of December 31, 2019, the Company had accrued expenses of $66,985, of which $18,083 and $46,025 were due to the legal fee and evaluation fee, respectively, in connection with the potential Business Combination.

NOTE 7. INCOME TAXES

The Company is subject to federal taxes and no state taxes in the State of Nevada. A reconciliation of the Company’s effective income tax rate to the federal statutory rate is as follows:

December 31,
2019
Federal income tax expense at the statutory rate (20%)	$40,156
State income taxes, net of federal benefit	—
Permanent differences	—
Change in valuation allowance	—
Provision for income taxes	$40,156

As of December 31, 2019, the Company had income tax payable in amount of $59,499. The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities was $0 as of December 31, 2019.

(7)

NOTE 8. ACCRUED EXPENSES - RELATED PARTY

As of December 31, 2019, the Company had $76,684 due to related parties including travel expenses of $14,142 advanced by the Company’s Chief Executive Officer, and accrued compensation of $62,497 to the Company’s management and directors. Pursuant to the executed offer letters, the Company pays the Company’s Chief Executive Officer and Chief Financial Officer, $2,000 and $5,000 in cash per month starting from February 1, 2019 and August 1, 2018, respectively, and issued to each of them 50,000 founder shares. In addition, the Company pays the Company’s directors $2,000 in cash per month starting from August 1, 2018, and will issue a total of 250,000 shares of Common Stock within 10 days after the closing date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $70,000 at its fair value and amortized pro rata within 18 months. A total of 100,000 founder shares to Chief Executive Officer and Chief Financial Officer were issued and the 250,000 shares to directors are not issued within 10 days after the closing date of the initial Business Combination.

On March 20, 2019, the Company entered into an offer letter with the Company’s current Chief Executive Officer, President and Secretary, pursuant to which, the Company agreed to issue to him 50,000 shares of Common Stock for his services. The 50,000 shares will be issued within 10 days after the closing date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $10,000 at its fair value and amortized pro rata within 18 months.

Accordingly, the Company recognized stock-based compensation of $3,333 during the three months ended December 31, 2019. The Company recognized compensation expenses of $10,000 in connection with the Common Stock hereto, which was included in the accrued expenses – related parties as of December 31, 2019. The unrecognized stock-based compensation was $1,111 as of December 31, 2019.

NOTE 9. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Government securities held in Trust Account	1	$116,428,920

NOTE 10. CREDIT ARRANGEMENT

On July 24, 2019, the Company and the Sponsor entered into an unsecured promissory note (the “Note”) for a principal amount of up to $800,000 to be used by the Company for working capital purposes.  Pursuant to the terms of the Note, the Sponsor will loan to the Company up to a total of $800,000, in the event that the Company’s cash held outside of its Trust Account is less than $150,000. The Note bears no interest and is repayable in full upon the earlier of the closing of the Company’s initial Business Combination and the date of the winding up of the Company.

(8)

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

Overview

We are a blank check company incorporated on July 27, 2018 as a Nevada corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. Our initial combination and value creation strategy is to identify, acquire and, after our initial Business Combination target, assist in the growth of a business which provides financial services in Asia, primarily China. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the Placement Warrants that occurred simultaneously with the closing of the IPO, our capital stock, debt or a combination of cash, stock and debt. We have until June 3, 2020 (or December 3, 2020 if we extend the period to consummate a Business Combination by the full amount) to complete a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2019 were organizational activities and those necessary to prepare for our IPO, described below, and since the IPO, identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the closing of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and government securities. During the three months ended December 31, 2019, we had unrealized gain of $503,276 due to the investment of net proceeds held in the Trust Account, which was invested in U.S. government treasury bills with a maturity of 180 days or less.

(9)

Operating Expenses

We had operating expenses of $308,449 and $105,100 for the three months ended December 31, 2019 and 2018, respectively, including audit fees of $10,000 and $8,000, respectively, legal fees of $126,302 and $25,000, respectively, general and administrative expenses of $107,814 and $433, respectively, and officers’ compensation of $64,333 and $71,667, respectively, of which $3,333 and $3,334, respectively, were in connection with stock issuances to our Chief Executive Officer and Chief Financial Officer. Pursuant to certain offer letters, the Company agreed to pay the Company’s Chief Executive Officer $2,000 in cash per month and 50,000 founder shares, and pay the Company’s Chief Financial Officer $5,000 in cash per month and 50,000 founder shares. The total 100,000 founder shares were issued in September of 2018. Accordingly, we recognized stock-based compensation of $3,333 and $3,334, respectively, during the three months ended December 31, 2019 and 2018 to the statement of operations. The unrecognized stock-based compensation was $1,111 as of December 31, 2019.

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

For the three months ended December 31, 2019, we had net income of $157,290, which consists of $503,276 unrealized gain on government securities held in the Trust Account, offset by operating costs of $308,449 and income tax of $40,156.

Liquidity and Capital Resources

For the three months ended December 31, 2019, cash provided by operating activities amounted to $315,200, mainly due to unrealized gain of $503,276 earned on government securities held in the Trust Account, plus non-cash expenses of $3,333 as the stock based compensation to our Chief Executive Officer and Chief Financial Officer, offset by operating loss of $308,449. Comparatively, cash of $128,434 used in operating activities during the three months ended December 31, 2018 was due to the net loss of $105,100, plus the decrease in accrued expenses and accrued expenses to related parties amounted to $11,000 and $15,668, respectively.

For the three months ended December 31, 2019, cash provided by investing activities amounted to $296,724, mainly due to the release of $800,000 escrow deposit from an escrow account setup for a non-binding letter of intent with a potential target company for an initial Business Combination between the Company and such potential target company. The proposed transaction contemplated by this non-binding letter of intent did not proceed. There was no cash flow from investing activities during the three months ended December 31, 2018.

There was no cash flow from financing activities during the three months ended December 31, 2019. Comparatively, for the three months ended December 31, 2018, cash provided by financing activities amounted to $166,250 due to the collection of subscription receivable from founder shares.

As of December 31, 2019, we had cash and government securities held in the Trust Account of $116,428,920 (including approximately unrealized gain of $1,428,920 generated since the inception), substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn any interest income from the Trust Account.

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

As of December 31, 2019, we had cash of $1,690,632 held outside the Trust Account. We intend to use the funds held outside the Trust Account to identify and evaluate target candidates, perform business and legal due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target business, and structure, negotiate and complete a Business Combination.

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

However, if the actual costs to identify a target business, undertake in-depth due diligence and negotiate a Business Combination exceed our estimated amount, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing by issuance of additional securities or incurrence of debt to consummate our initial Business Combination or to fulfill our obligations to redeem a significant number of our public shares upon closing of our initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the closing of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such initial Business Combination. We cannot provide any assurance that financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete our initial Business Combination due to insufficient funds, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

(10)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than agreements to pay our directors and officers a monthly fee of total $17,000 for administrative support provided to the Company, which was discussed below in details.

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

Common Stock subject to possible redemption

We account for our Common Stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including shares of Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Common Stock are classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2019, the shares of Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

(11)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective since we did not have adequate segregation of duties within account processes due to limited personnel.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(12)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement on Form S-1 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

(13)

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

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFICIENT ALPHA ACQUISITION CORP.

Date: February 5, 2020	By:	/s/ Kin Sze
Name: Kin Sze
Title: Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: February 5, 2020	By:	/s/ Weixuan Luo
Name: Weixuan Luo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

(15)