Form 10-Q
period 2020-03-31
PROFICIENT ALPHA ACQUISITION CORP
filed 2020-04-30
CIK 1764711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2020, there were 14,467,000 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

PROFICIENT ALPHA ACQUISITION CORP.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Balance Sheets

	March 31, 2020	September 30, 2019

Assets

Current assets
Cash	$1,342,731	$1,078,708
Escrow deposit	—	800,000
Prepaid expenses	35,000	105,000
Other receivable	219	219
Total current assets	1,377,950	1,983,927

Government securities held in Trust Account	117,116,839	115,925,644

Total assets	$118,494,789	$117,909,571

Liabilities and Shareholders’ Equity

Current liabilities
Accrued expenses	$529,239	$38,344
Accrued expenses - related parties	56,997	19,074
Tax payable	21,009	19,343
Total current liabilities	607,245	76,761

Commitments
Common stock subject to possible redemption, 11,288,754 and 9,730,167 shares at redemption value as of March 31, 2020 and September 30, 2019, respectively	112,887,543	97,301,671

Shareholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 3,178,246 and 4,736,833 shares issued and outstanding (excluding 11,288,754 and 9,730,167 shares subject to possible redemption) as of March 31, 2020 and September 30, 2019, respectively	3,178	4,737
Additional paid-in capital	4,869,158	20,449,027
Accumulated deficits	127,665	77,375
Total Shareholders’ Equity	5,000,001	20,531,139

Total Liabilities and Shareholders’ Equity	$118,494,789	$117,909,571

The accompanying notes are an integral part of unaudited financial statements

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statements of Operations

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019	For the Six Months Ended March 31, 2020		For the Six Months Ended March 31, 2019

Operating expense
Audit fee	$4,800		$2,000	$14,800		$10,000
Officers compensation	56,556		65,852	120,889		137,519
Legal fees	574,722		—	701,024		25,000
General and administrative expenses	198,708		24,999	306,522		25,432
Total operating expense	834,786		92,851	1,143,235		197,951

Other income
Unrealized gain from the trust account	720,402		—	1,223,678		—
Interest income	3,095		—	5,714		—
Total other income	723,497		—	1,229,392		—

Net income (loss) before income tax	(111,289)		(92,851)	86,157		(197,951)

Income tax (provision)	(4,289)		—	35,867		—

Net income (loss)	(107,000)		(92,851)	50,290		(197,951)

Net (loss) per share
Basic and diluted	$(0.26	)(1)	$(0.04)	$(0.29	)(2)	$(0.08)

Weighted average number of shares (3)
Basic and diluted	3,178,246		2,500,000	3,966,103		2,500,000

The accompanying notes are an integral part of these unaudited financial statements

(1) Excludes interest income of $707,169 attributable to shares subject to possible redemption

(2) Excludes interest income of $1,201,200 attributable to shares subject to possible redemption

(3) Excludes an aggregate of up to 11,288,754 shares subject to possible redemption at March 31, 2020

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statement of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Subscription Receivable	Accumulated Deficits	Total

Balance, September 30, 2018	—	$—	2,875,000	$2,875	$554,347	$(182,500)	$(113,016)	$261,706

Common stock issued for services	—	—	—	—	6,667	—	—	6,667

Collection of subscription receivable	—	—	—	—		166,250	—	166,250

Net (loss)	—	—	—	—			(197,951)	(197,951)

Balance, March 31, 2019	—	$—	2,875,000	$2,875	$561,014	$(16,250)	$(310,967)	$236,672

Balance, September 30, 2019	—	$—	4,736,833	$4,737	$20,449,027	$—	$77,375	$20,531,139

Common stock issued for services	—	—	—	—	4,444	—	—	4,444

Common stock subject to possible redemption	—	—	(1,558,587)	(1,559)	(15,584,313)	—	—	(15,585,872)

Net income	—	—	—	—			50,290	50,290

Balance, March 31, 2020	—	$—	3,178,246	$3,178	$4,869,158	$—	$127,665	$5,000,001

The accompanying notes are an integral part of these unaudited financial statements

PROFICIENT ALPHA ACQUISITION CORP.
Condensed Statement of Cash Flows

	For the Six Months Ended March 31, 2020	For the Six Months Ended March 31, 2019

Cash flows from operating activities:
Net income (loss)	$50,290	$(197,951)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Common stock issued for service	4,444	6,667
Changes in operating assets and liabilities:
Prepaid expenses	70,000	—
Accrued expenses	490,895	—
Accrued expenses - related parties	37,923	(8,147)
Tax payable	1,666	—
Net cash provided by (used in) operating activities	655,218	(199,431)

Cash flows from investing activities:
Escrow deposit	800,000	—
Investment of government securities held in Trust Account	(1,191,195)	—
Net cash (used in) investing activities	(391,195)	—

Cash flows from financing activities:
Collection of subscription receivable	—	166,250
Net cash provided by financing activities	—	166,250

Net increase/(decrease) in cash and cash equivalents	264,023	(33,181)

Cash and cash equivalents at the beginning of the period	1,078,708	302,362

Cash and cash equivalents at the end of the period	$1,342,731	$269,181

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$34,201	$—

NON-CASH TRANSACTIONS:
Common stock subject to possible redemption	$15,585,872	$—

The accompanying notes are an integral part of these unaudited financial statements

PROFICIENT ALPHA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended September 30, 2019. The interim results for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending September 30, 2020 or for any future interim periods.

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

As of March 31, 2020, the Company had not yet commenced any operations. All activity for the period from July 27, 2018 (inception) through March 31, 2020 relates to the Company’s formation and the initial public offering (“IPO”), and subsequent to the IPO, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Lion Financial Group Limited, a corporation organized under the laws of the British Virgin Islands (“Lion”) (see Note 3). The Company will not generate any operating revenues until after consummation of the initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On March 10, 2020, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Lion and other relevant parties for a proposed acquisition of Lion (see Note 3).

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the shares of the Common Stock sold as part of the Units in the IPO (“Public Shares”) in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their founder shares and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until June 3, 2020 (or December 3, 2020 if the Company extends the period to consummate a Business Combination by the full amount) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account net of interest that may be used by the Company to pay its taxes payable and for dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the cases of clauses (ii) and (iii) to the Company’s obligations under Nevada law to provide for claims of creditors and other requirements of applicable law.

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

In order to protect the amounts held in the Trust Account, Mr. Shih-Chung Chou, our sponsor at the time of the IPO (the “Original Sponsor”), agreed to be personally liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per Public Share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. Additionally, the agreement entered by the Original Sponsor specifically provided for two exceptions to the indemnity he has given: he will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the Underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether the Original Sponsor has sufficient funds to satisfy his indemnity obligations and we have not asked the Original Sponsor to reserve for such indemnification obligations. The Company agreed to seek to reduce the possibility that the Original Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On March 12, 2020, the Original Sponsor assigned to Complex Zenith Limited, a British Virgin Islands company wholly-owned by the Original Sponsor (the “New Sponsor”), pursuant to a Securities Assignment and Joinder Agreement, dated as of March 12, 2020 (the “Joinder”), all of his equity interest in the Company (including 431,250 shares of the Company’s Common Stock and Placement Warrants to purchase 5,375,000 shares of the Company’s Common Stock at $11.50 per share) and his rights and obligations under certain agreements entered in connection with the IPO, including (i) a letter agreement, dated as of May 29, 2019, by and among the Company, I-Bankers Securities, Inc. (“I-Bankers”) and the Original Sponsor, (ii) a letter agreement, dated as of May 29, 2019, by and among the Company, I-Bankers and the Initial Stockholders, (iii) a Share Escrow Agreement, dated as of May 29, 2019, by and among the Company, American Stock Transfer & Trust Company, LLC, as escrow agent (the “Escrow Agent” ), and the Initial Stockholders, and (iv) the Founder Registration Rights Agreement (the foregoing agreements, collectively the “IPO Agreements”). Pursuant to the Joinder, the New Sponsor agreed to become a party to each of the IPO Agreements and to be bound by the terms of each IPO Agreement, and the other parties to each of the IPO Agreements have agreed to accept the New Sponsor as a party to each of the IPO Agreements.

NOTE 3. DESCRIPTION OF THE TRANSACTIONS

On March 10, 2020, the Company entered into the Business Combination Agreement with Lion, Lion Group Holding Ltd., a Cayman Islands exempted company and a wholly-owned subsidiary of Lion (“Pubco”), Lion MergerCo 1, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub”), Shih-Chung Chou, an individual, in the capacity as the Purchaser Representative thereunder, Jian Wang and Legend Success Ventures Limited, each, in the capacity as a Seller Representative thereunder, and each of the holders of Lion’s outstanding capital shares (the “Sellers”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), and with holders of the Company’s securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of Lion (the “Purchased Shares”) from the Sellers in exchange for Class A and Class B ordinary shares of Pubco, with Lion becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration to be paid by Pubco to the Sellers for the Purchased Shares shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value (the “Exchange Consideration”) equal to, without duplication, (i) $125,000,000, plus (or minus, if negative) (ii) Lion’s net working capital less a target net working capital of $815,000, minus (iii) the aggregate amount of any outstanding indebtedness, net of cash and cash equivalents, of Lion and its subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of Lion, with each Pubco ordinary share to be issued to the Sellers valued at a price equal to the price at which each share of the Common Stock is redeemed (the “Redemption Price”) pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial Business Combination, as required by its amended and restated articles of incorporation (the “Redemption”). Jian Wang, the Chairman of Lion (the “Main Seller”), and Legacy Success Ventures Limited (collectively, the “Class B Sellers”), shall each receive solely Pubco Class B ordinary shares (the “Class B Exchange Shares”) and all of the other Sellers (the “Class A Sellers”) shall receive solely Pubco Class A ordinary shares (the “Class A Exchange Shares”). The Pubco Class A ordinary shares and the Pubco Class B ordinary shares will be identical in rights except that the Class B ordinary shares will (i) entitle the holder to 10 votes per share and (ii) be convertible, at the election of the holder, into Pubco Class A ordinary shares on a one-to-one basis.

The Exchange Consideration is subject to adjustment after the Closing based on final confirmation of Lion’s net working capital, the outstanding indebtedness of Lion and its subsidiaries net of cash and cash equivalents, and any unpaid transaction expenses of Lion, as of the date of the Closing. If the finally determined number of Exchange Shares is (i) greater than the estimated number of Exchange Shares, Pubco will issue an additional number of Pubco Class A ordinary shares and Pubco Class B ordinary shares equal to such difference to the Sellers, subject to a maximum amount equal to the amount of Indemnity Escrow Property (defined below) at such time or (ii) less than the estimated number of Exchange Shares, Pubco will cause the Escrow Agent to release from escrow a number of Indemnity Escrow Shares (defined below) equal to such difference to Pubco, subject to a maximum amount equal to the Indemnity Escrow Property at such time.

The parties agreed that at or prior to the Closing, Pubco, the Sellers and the Escrow Agent will enter into an Escrow Agreement, effective as of the Closing, in form and substance reasonably satisfactory to the Company and Lion (the “Escrow Agreement”), pursuant to which Pubco will deliver to the Escrow Agent a number of Class B Exchange Shares (each valued at the Redemption Price) equal to 15% of the estimated Exchange Consideration otherwise issuable to the Sellers at the Closing (such Class B Exchange Shares, together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted the “Indemnity Escrow Shares”) to be held, along with any dividends, distributions or income thereon (together with the Indemnity Escrow Shares, the “Indemnity Escrow Property”) in a segregated account (the “Indemnity Escrow Account”) and disbursed in accordance with the Business Combination Agreement and the Escrow Agreement. The Indemnity Escrow Shares will be held in the Indemnity Escrow Account for a period of 24 months after the Closing and shall be the sole and exclusive source of payment for any post-Closing purchase price adjustment and for any post-closing indemnification claims (other than certain fraud claims and breaches of Lion and the Sellers’ fundamental representations); provided that half of the Indemnity Escrow Property will be released to the Class B Sellers on the 12 month anniversary of the Closing. Within three business days of the 24 month anniversary of the Closing, all remaining Indemnity Escrow Property will be released to the Class B Sellers in accordance with the Business Combination Agreement. However, an amount of Indemnity Escrow Property equal to the value of any pending and unresolved claims will remain in the Indemnity Escrow Account until finally resolved.

Additionally, at the Closing, Pubco will deliver to the Escrow Agent a number of Class B Exchange Shares (each valued at the Redemption Price) equal to thirty percent (30%) of the estimated Exchange Consideration otherwise issuable to the Sellers at the Closing (such Class B Exchange Shares, together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Earnout Escrow Shares”) to be held, along with any dividends, distributions or income thereon (together with the Earnout Escrow Shares, the “Earnout Escrow Property”) in a segregated account and disbursed in accordance with the Business Combination Agreement and the Escrow Agreement.

In the event that the net income for the calendar year ending December 31, 2021 (the “2021 Net Income”), as set forth in Pubco’s audited financial statements, is equal to or greater than $19,000,000 (the “First Net Income Target”), then, the Class B Sellers’ rights to 50% of the Earnout Escrow Property (the “First Half Earnout Property”) shall vest and shall no longer be subject to forfeiture. If the 2021 Net Income is less than the First Net Income Target, but is equal to or greater than $9,500,000, then the Class B Sellers’ rights to 50% of the First Half Earnout Property shall vest and shall no longer be subject to forfeiture. In all other cases, the First Half Earnout Property will be forfeited.

In the event that the net income for the calendar year ending December 31, 2022 (the “2022 Net Income”), as set forth in Pubco’s audited financial statements, is equal to or greater than $21,850,000 (the “Second Net Income Target”), then the Class B Sellers’ rights to the remaining Earnout Escrow Property (after giving effect to any forfeitures for the 2021 calendar year, the “Second Half Earnout Property”) shall vest and shall no longer be subject to forfeiture. If the 2022 Net Income is less than the Second Net Income Target, but is equal to or greater than $10,925,000, then the Class B Sellers’ rights to 50% of the Second Half Earnout Property shall vest and shall no longer be subject to forfeiture. In all other cases, the Second Half Earnout Property will be forfeited.

The Transactions were not closed as of March 31, 2020.

NOTE 4. GOVERNMENT SECURITIES HELD IN TRUST ACCOUNT

As of March 31, 2020, the assets of $117,116,839 held in the Trust Account were substantially held in U.S. Treasury Bills with maturity of six months. Management elects to measure the government securities at fair value in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments”. Any changes in fair value of the government securities are recognized in net income. Impairment of government securities is recognized in earnings when a decline in value has occurred that is deemed to be other than temporary, and the current fair value becomes the new cost basis for the securities.

NOTE 5. ESCROW DEPOSIT

On October 2, 2019, the escrow deposit of $800,000 was released by the escrow agent and returned to the Company due to the termination of a non-binding letter of intent with a potential target company for an initial Business Combination entered into by and between the Company and such potential target company on July 18, 2019.

NOTE 6. PREPAID EXPENSES

As of March 31, 2020, the Company had prepaid expenses of $35,000 in connection with the prepayment for D&O insurance.

NOTE 7. ACCRUED EXPENSES

As of March 31, 2020, the Company had accrued expenses of $529,239 due primarily to legal fees in connection with the potential Business Combination.

NOTE 8. INCOME TAXES

The Company is subject to federal taxes and no state taxes in the State of Nevada. A reconciliation of the Company’s effective income tax rate to the federal statutory rate is as follows:

March 31, 2020
Federal income tax expense at the statutory rate (20%)	$17,231
State income taxes, net of federal benefit	—
Permanent differences	18,636
Change in valuation allowance	—
Provision for income taxes	$35,867

As of March 31, 2020, the Company had income tax payable in amount of $21,009. The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities was $0 as of March 31, 2020.

NOTE 9. ACCRUED EXPENSES - RELATED PARTY

As of March 31, 2020, the Company had $56,997 due to related parties attributable to accrued compensation to the Company’s management and directors. Pursuant to the executed offer letters, the Company pays the Company’s Chief Executive Officer and Chief Financial Officer, $2,000 and $5,000 in cash per month starting from February 1, 2019 and August 1, 2018, respectively, and issued to each of them 50,000 founder shares. In addition, the Company pays the Company’s directors $2,000 in cash per month starting from August 1, 2018 and will issue a total of 250,000 shares of Common Stock within 10 days after the closing date of the initial Business Combination. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of $0.20 per share. Accordingly, the Company calculated the stock-based compensation of $70,000 at its fair value and amortized pro rata within 18 months. A total of 100,000 founder shares to Chief Executive Officer and Chief Financial Officer were issued and the 250,000 shares to directors will be issued within 10 days after the closing date of the initial Business Combination.

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

Accordingly, the Company recognized stock-based compensation of $4,444 during the six months ended March 31, 2020. The Company recognized compensation expenses of $14,444 in connection with the Common Stock hereto, which was included in the accrued expenses – related parties as of March 31, 2020. The unrecognized stock-based compensation was $0 as of March 31, 2020.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Government securities held in Trust Account	1	$117,116,839

NOTE 11. COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its Common Stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable Common Stock (including shares of Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Common Stock are classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2020, the shares of Common Stock subject to possible redemption are presented at redemption value of $112,887,543 as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

NOTE 12. CREDIT ARRANGEMENT

On July 24, 2019, the Company and the Original Sponsor entered into an unsecured promissory note (the “Note”) for a principal amount of up to $800,000 to be used by the Company for working capital purposes.  Pursuant to the terms of the Note, the Original Sponsor agreed to loan to the Company up to a total of $800,000, in the event that the Company’s cash held outside of its Trust Account is less than $150,000. The Note bears no interest and is repayable in full upon the earlier of the closing of the Company’s initial Business Combination and the date of the winding up of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Proficient Alpha Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Complex Zenith Limited, a British Virgin Islands company wholly-owned by Mr. Shih-Chung Chou. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On March 10, 2020, the Company entered into a Business Combination Agreement with Lion, Pubco, Merger Sub, Shih-Chung Chou, an individual, in the capacity as the Purchaser Representative thereunder, Jian Wang and Legend Success Ventures Limited, each, in the capacity as a Seller Representative thereunder, and the Sellers.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, and with holders of the Company’s securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of Lion from the Sellers in exchange for Class A and Class B ordinary shares of Pubco, with Lion becoming a wholly-owned subsidiary of Pubco.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2020 were organizational activities and those necessary to prepare for our IPO, described below, and since the IPO, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Lion. We do not expect to generate any operating revenues until after the closing of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and government securities. During the three and six months ended March 31, 2020, we had unrealized gain of $720,402 and $1,223,678, respectively, due to the investment of net proceeds held in the Trust Account, which was invested in U.S. government treasury bills with a maturity of 180 days or less.

Operating Expenses

We had operating expenses of $834,786 and $1,143,235 for the three and six months ended March 31, 2020, respectively, compared to operating expenses of $92,851 and $197,951 for the three and six months ended March 31, 2019, respectively. The operating expenses for the three and six months ended March 31, 2020 included audit fees of $4,800 and $14,800, respectively, legal fees of $574,722 and $701,024, respectively, general and administrative expenses of $198,078 and $306,522, respectively, and officers’ compensation of $56,556 and $120,889, respectively, of which $1,111 and $4,444, respectively, were in connection with stock issuances to our Chief Executive Officer and Chief Financial Officer. Pursuant to certain offer letters, the Company agreed to pay the Company’s Chief Executive Officer $2,000 in cash per month and 50,000 founder shares and pay the Company’s Chief Financial Officer $5,000 in cash per month and 50,000 founder shares. The total 100,000 founder shares were issued in September of 2018. Accordingly, we recognized stock-based compensation of $1,111 and $4,444, respectively, during the three and six months ended March 31, 2020 to the statement of operations. The unrecognized stock-based compensation was $0 as of March 31, 2020.

Compared to the same periods in 2019, we incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. However, our operating expenses are difficult to predict due to the uncertainty of the Business Combination, and it may be necessary to continuously raise additional capital to sustain operations.

For the six months ended March 31, 2020, we had net income of $50,290, which consists of $1,223,678 unrealized gain on government securities held in the Trust Account, offset by operating costs of $1,143,235 and income tax of $35,867.

For the three months ended March 31, 2020, we had net loss of $107,000 primarily due to the increase in legal expenses incurred during the proposed Transactions. The unrealized gain on government securities held in the Trust Account during the three months ended March 31, 2020 was not sufficient to cover the operating expenses.

Liquidity and Capital Resources

For the six months ended March 31, 2020, cash provided by operating activities amounted to $655,218, mainly due to the net income of $50,290, plus the increase in prepaid expenses by $70,000, the increase in accrued expenses and accrued expenses to related parties by $490,895 and $37,923, respectively, plus non-cash expenses of $4,444 as the stock based compensation to our Chief Executive Officer and Chief Financial Officer. Comparatively, cash of $199,431 used in operating activities during the six months ended March 31, 2019 was due to the net loss of $197,951, plus the decrease in accrued expenses to related parties amounted to $8,147, offset by non-cash expenses of $6,667 as the stock based compensation to our Chief Executive Officer and Chief Financial Officer.

For the six months ended March 31, 2020, cash used in investing activities amounted to $391,195, mainly due to unrealized gain from the trust account, offset by the release of $800,000 escrow deposit from an escrow account setup for a non-binding letter of intent with a potential target company for an initial Business Combination between the Company and such potential target company. The proposed transaction contemplated by this non-binding letter of intent did not proceed. There was no cash flow from investing activities during the six months ended March 31, 2019.

There was no cash flow from financing activities during the six months ended March 31, 2020. Comparatively, for the six months ended March 31, 2019, cash provided by financing activities amounted to $166,250 due to the collection of subscription receivable from founder shares.

As of March 31, 2020, we had cash and government securities held in the Trust Account of $117,116,839 (including approximately unrealized gain of $2,116,839 generated since the inception), substantially all of which has been invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. On February 5, 2020, we withdrew $32,483 from the Trust Account to pay income tax for the fiscal year ended September 30, 2019.

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

As of March 31, 2020, we had cash of $1,342,731 held outside the Trust Account. We intend to use the funds held outside the Trust Account to identify and evaluate target candidates, perform business and legal due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target business, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor, Initial Stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants. On July 24, 2019, we issued an unsecured promissory note to the Original Sponsor for a principal amount of up to $800,000 for working capital purposes. Pursuant to the Note, the Original Sponsor agreed to loan to us up to a total of $800,000 in the event our cash held outside of the Trust Account is less than $150,000.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than agreements to pay our directors and officers a monthly fee of total $17,000 for administrative support provided to the Company, which was discussed below in details.

We pay Kin Sze, our Chief Executive Officer, President, Secretary and Director, monthly fees of $2,000 for his service as Chief Executive Officer commencing on July 3, 2019 and Weixuan Luo, our Chief Financial Officer, monthly fees of $5,000 commencing on August 1, 2018. We issued each of Kin Sze and Weixuan Luo 50,000 founder shares. In addition, we pay each member of our board of directors $2,000 per month for his or her services commencing on August 1, 2018 and will issue an aggregate of 300,000 shares of Common Stock to Kin Sze, our Chief Executive Officer, President and Secretary, and certain members of our board of directors within 10 days following the Business Combination. They will receive repayment of any loans from our Sponsor, Initial Stockholders, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses for Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial Business Combination, members of our management team who remain with the combined company may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

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

Common Stock Subject to Possible Redemption

We account for our Common Stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including shares of Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Common Stock are classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2020, the shares of Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective since we did not have adequate segregation of duties within account processes due to limited personnel.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 30, 2019 (the “2019 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In light of recent developments relating to the COVID-19 pandemic, the Company is supplementing the prior risk factors with the following additional risk factor:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Other than such additional risk factor, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2019 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of March 10, 2020, by and among Proficient Alpha Acquisition Corp., Shih-Chung Chou, in the capacity as the Purchaser Representative, Lion Group Holding Ltd., Lion MergerCo 1, Inc., Lion Financial Group Limited, Wang Jian and Legend Success Ventures Limited, in the capacity as the Seller Representatives and the stockholders of Lion Financial Group Limited named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020).
3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Nevada on May 29, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2019).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 26, 2019).
10.1	Lock-Up Agreement, dated as of March 10, 2020, by and among Lion Group Holding Ltd., Shih-Chung Chou, in the capacity as the Purchaser Representative, and Jian Wang (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020).
10.2	Lock-Up Agreement, dated as of March 10, 2020, by and among Lion Group Holding Ltd., Shih-Chung Chou, in the capacity as the Purchaser Representative, and Legend Success Ventures Limited (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020).
10.3	Non-Competition and Non-Solicitation Agreement, dated as of March 10, 2020, by and among Lion Group Holding Ltd., Proficient Alpha Acquisition Corp., Lion Financial Group Limited and Jian Wang (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020).
10.4	Non-Competition and Non-Solicitation Agreement, dated as of March 10, 2020, by and among Lion Group Holding Ltd., Proficient Alpha Acquisition Corp., Lion Financial Group Limited and Chunning Wang (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020).
10.5	Securities Assignment and Joinder Agreement, dated as of March 12, 2020, by and among Complex Zenith Limited, Proficient Alpha Acquisition Corp., Shih-Chung Chou, and the other parties thereto (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFICIENT ALPHA ACQUISITION CORP.

Date: April 30, 2020	By:	/s/ Kin Sze
Name: Kin Sze
Title: Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: April 30, 2020	By:	/s/ Weixuan Luo
Name: Weixuan Luo
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

